Form 10-Q
period 1994-12-31
TRANS LEASING INTERNATIONAL INC
filed 1995-02-14
CIK 789577

- - - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   ----------------------------------------

                                   FORM 10-Q
(Mark One)


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----     EXCHANGE ACT OF 1934

          For the quarter period ended December 31, 1994
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----     EXCHANGE ACT OF 1934


          For the transition period from ________________ to ________________

          Commission file number 0-15167

                       TRANS LEASING INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               36-2747735
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

 3000 Dundee Road, Northbrook, Illinois                  60062
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


          Registrant's telephone number, including area code (708) 272-1000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No
                                                     -----     -----

     The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of February 9, 1995 was 4,222,975.

- - - --------------------------------------------------------------------------------
Total number of pages:  14

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                                     INDEX



                                                                   Page
                                                                  Number
                                                                  ------


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

              Independent Accountants' Review Report                 4

              Condensed Consolidated Statements of Operations        5
                   Three-month and six-month
                   periods ended December 31, 1994
                   and 1993 (unaudited)


              Condensed Consolidated Balance Sheets                  6
                   December 31, 1994
                   (unaudited)
                   and June 30, 1994


              Condensed Consolidated Statements
               of Cash Flows                                         7
                   Six-month periods ended
                   December 31, 1994 and 1993
                   (unaudited)


              Notes to Condensed Consolidated
               Financial Statements                                  8
               (unaudited)


 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9


PART II.  OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K                         13

PART I    FINANCIAL INFORMATION


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
- - - --------------------------------------


To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois


We have reviewed the accompanying condensed consolidated balance sheet of Trans Leasing International, Inc. as of December 31, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.


We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.


We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Trans Leasing International, Inc. as of June 30, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 11, 1994 (September 28, 1994 as to Note
N), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Chicago, Illinois
February 9, 1995

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                  (Unaudited)


                                                   Three months                     Six months
                                                       ended                          ended
                                                    December 31                    December 31
                                            ---------------------------    ----------------------------
                                               1994            1993            1994            1993
                                            ----------      -----------    ------------    ------------

REVENUES:
   Lease income                             $7,189,000       $6,623,000    $14,118,000      $13,040,000
   Other                                       212,000          118,000        377,000          229,000
                                            ----------     ------------    -----------      -----------
   Total Revenues                            7,401,000        6,741,000     14,495,000       13,269,000

COSTS AND EXPENSES:
   Interest                                  3,400,000        2,957,000      6,543,000        5,863,000
   General and administrative                2,347,000        2,198,000      4,568,000        4,243,000
   Provision for uncollectible accounts      1,086,000        2,903,000      2,106,000        3,746,000
                                            ----------     ------------    -----------      -----------

   Total Costs and Expenses                  6,833,000        8,058,000     13,217,000       13,852,000
                                            ----------     ------------    -----------      -----------

EARNINGS (LOSS) BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING                    568,000     (  1,317,000)     1,278,000      (   583,000)

INCOME TAXES                                   218,000     (    504,000)       489,000      (   223,000)
                                            ----------     ------------    -----------      -----------

EARNINGS (LOSS) BEFORE
  CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING                          350,000     (    813,000)       789,000      (   360,000)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                                                    155,000
                                            ----------     ------------    -----------      -----------

NET EARNINGS (LOSS)                         $  350,000     ($   813,000)   $   789,000      ($  515,000)
                                            ==========     ============    ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE:

  EARNINGS (LOSS) BEFORE
    CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING                          $.08            ($.19)          $.18            ($.09)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                                                   (  .03)
                                                  ----            -----           ----           ------

  NET EARNINGS (LOSS)                             $.08            ($.19)          $.18            ($.12)
                                                  ====            =====           ====            =====

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                4,353,700        4,371,900      4,362,800        4,371,900


           See notes to condensed consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                      December 31,        June 30,
                                                          1994              1994
                                                     -------------     --------------
                        ASSETS                        (Unaudited)
                        ------
CASH                                                  $  2,784,000       $  3,297,000

RESTRICTED CASH                                         12,740,000          8,984,000

NET INVESTMENT IN DIRECT FINANCE LEASES:
 Future minimum lease payments                         201,959,000        186,287,000
 Estimated unguaranteed residual value                  19,069,000         18,201,000
                                                     -------------      -------------
                                                       221,028,000        204,488,000
 Less: Unearned income                               (  36,603,000)     (  33,624,000)
       Allowance for uncollectible accounts          (   5,192,000)     (   4,047,000)
                                                     -------------      -------------
                                                       179,233,000        166,817,000
                                                     -------------      -------------

FINANCE CONTRACT RECEIVABLES, less allowance for
 uncollectible accounts of $134,000 and $141,000,
  respectively                                           5,090,000          6,352,000

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                            3,360,000          2,019,000

INCOME TAXES RECOVERABLE                                   844,000          1,951,000

OTHER ASSETS                                             5,003,000          4,315,000
                                                     -------------      -------------

                                                      $209,054,000       $193,735,000
                                                     =============      =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $  6,255,000       $  5,288,000

NOTES PAYABLE TO FINANCIAL INSTITUTIONS                 83,345,000         60,657,000

LEASE-BACKED OBLIGATIONS                                69,415,000         78,184,000

SUBORDINATED OBLIGATIONS                                23,000,000         23,000,000

DEFERRED INCOME TAXES                                    1,827,000          1,827,000

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $1.00;
   authorized 2,500,000 shares; none issued
 Common stock, par value $.01; authorized
   10,000,000 shares; issued 4,798,500 shares               48,000             48,000
 Additional paid-in capital                              9,879,000          9,879,000
 Retained earnings                                      16,819,000         16,030,000
 Less 530,325 shares held in treasury, at cost, at
   December 31, 1994 426,600 shares held in
   treasury, at cost, at June 30, 1994               (   1,534,000)     (   1,178,000)
                                                     -------------      -------------

        TOTAL STOCKHOLDERS' EQUITY                      25,212,000         24,779,000
                                                     -------------      -------------

                                                      $209,054,000       $193,735,000
                                                     =============      =============

           See notes to condensed consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (Unaudited)

                                                          Six months
                                                             ended
                                                          December 31
                                                -------------------------------
                                                     1994              1993
                                                -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                            $    789,000      ($   515,000)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
      Leasing costs, primarily provision
        for uncollectible accounts and
        amortization of initial direct costs        3,149,000         4,707,000
      Depreciation and amortization                   306,000           202,000
      Initial direct costs paid                 (  1, 162,000)     (    947,000)
      Deferred income taxes                                             155,000
  Changes in:
      Accounts payable and accrued expenses           967,000         1,150,000
      Income taxes recoverable                      1,107,000      (  1,014,000)
      Other assets                              (     745,000)     (  1,485,000)
      Other                                     (       1,000)     (     24,000)
                                                -------------      ------------
          Net cash provided by operating
            activities                              4,410,000         2,229,000
                                                -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on leases                  34,839,000        30,534,000
  Equipment purchased for leasing               (  51,383,000)     ( 45,652,000)
  Purchase of lease financing receivables       (     329,000)     (  1,970,000)
  Purchase of property and equipment            (   1,743,000)     (    207,000)
  Disposal of property and equipment                  130,000            71,000
                                                -------------      ------------

          Net cash used in investing activities (  18,486,000)     ( 17,224,000)
                                                -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to financial
    institutions                                   69,545,000        35,000,000
  Repayment of notes payable to financial
    institutions                                (  46,857,000)     ( 10,612,000)
  Issuance of lease-backed obligations             50,453,000
  Repayment of lease-backed obligations         (  59,222,000)     (  9,329,000)
  Purchase of treasury stock                    (     356,000)
                                                -------------      ------------
          Net cash provided by financing
             activities                            13,563,000        15,059,000
                                                -------------      ------------

NET (DECREASE) INCREASE IN CASH                 (     513,000)           64,000

CASH, beginning of period                           3,297,000         2,269,000
                                                -------------      ------------

CASH, end of period                              $  2,784,000       $ 2,333,000
                                                =============      ============


           See notes to condensed consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


                                  (Unaudited)



Note A - Financial Statements:
- - - -----------------------------


     The condensed consolidated balance sheet as of December 31, 1994, and the condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 1994 and 1993, have been prepared by the Company without audit. The condensed consolidated balance sheet at June 30, 1994, has been taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 1994, and the results of operations and cash flows for the periods presented have been made. The results of operations for the period ended December 31, 1994, are not necessarily indicative of the operating results for the full year.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 annual report to stockholders.


     Certain 1994 amounts have been reclassified to conform with the presentation used in the 1995 financial statements.


Note B - Change in Accounting for Income Taxes:
- - - ----------------------------------------------


     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective July 1, 1993. This statement supersedes the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes", under which the Company had previously been recognizing income tax expense. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to decrease net earnings by $155,000 ($.03 per share) for the first six months of fiscal 1994.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

GENERAL
- - - -------


     The Company's operations are comprised almost exclusively of lease financing. The Company realizes net earnings to the extent that lease income, net of a provision for uncollectible accounts, and related fees exceed interest expense and general and administrative expenses. Interest expense is the single largest expense of the Company and is a function of the amounts borrowed by the Company to finance its lease portfolio and the interest rates associated with those borrowings. The difference between the lease income and the cost of funds to finance the leases is generally referred to as the "spread" in the portfolio.


     Substantially all of the Company's lease receivables are written at a fixed rate for a fixed term. The Company's borrowings on the other hand are at both fixed and variable rates of interest. The Company borrows under a revolving credit facility at a variable interest rate (see "Liquidity and Capital Resources") and from time to time periodically refinances that debt on a fixed-rate basis through private placements of institutional debt, a fixed-rate loan option in the revolving credit agreement, securitization of lease receivables or the sale of debt in the public market. To the extent the Company refinances with fixed-rate debt, the Company locks in the spread in its portfolio.


     The Company has experienced growth in both the dollar amount and number of new lease receivables added to its portfolio during each of the past five fiscal years. In analyzing the Company's financial statements, it is important to understand the impact of lease receivable growth during an accounting period on lease income and net earnings.


     For financial reporting purposes, substantially all of the Company's leases are classified as direct finance leases and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13. The Company accounts for its investment in direct finance leases by recording on the balance sheet the total minimum lease payments receivable plus the estimated residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total minimum lease payments plus the estimated residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by a method which approximates the "interest" method, i.e., application of a constant periodic rate of return to the declining net investment in each lease. As a result, during a period in which the Company realizes growth in new lease receivables, lease income should also increase, but at a lesser rate.


     Initial direct costs incurred in consummating a lease, principally commissions, are capitalized as part of the net investment in direct finance leases and amortized over the lease term as a reduction in the yield. Also, at the inception of a lease an addition is made to the allowance for uncollectible accounts and capitalized as part of the net investment in direct finance leases. This capitalized expense is amortized as a provision for uncollectible accounts in the same manner as lease revenue is recognized, because the Company believes that such amortization procedure approximates the timing of lease receivable uncollectibility. The Company supplements this process with periodic evaluations of the reasonableness of the allowance and, if necessary, additional expense would be recognized currently. In the quarter ended December 31, 1993, the Company recognized additional expense of $300,000 as a result of this process and $1,696,000 for the write-off of one significant account which represented approximately one percent of the Company's portfolio. See "Results of Operations" below for further discussion.

RESULTS OF OPERATIONS
- - - ---------------------


     Lease income increased $1,078,000 (8.3%) in the first six months of fiscal 1995 compared with the like period of fiscal 1994, and $566,000 (8.5%) in the second quarter of fiscal 1995 as compared with the second quarter of fiscal 1994, due primarily to a 12.6% increase in the net investment in direct finance leases. In addition, the increase in lease income is attributable to an increase in lease-related fees of $197,000 (16.7%) in the first six months of fiscal 1995 and $100,000 (16.8%) in the second quarter of fiscal 1995 as compared with the comparable fiscal 1994 periods.


     The growth in the Company's lease portfolio is the result of an increase in the dollar amount of leases originated. The Company believes that the dollar amount of leases originated has increased primarily as a result of its increased marketing and selling activities, greater name recognition of LeaseCard in the marketplace, the introduction of new products by equipment manufacturers and reductions in lease rates which have enabled the Company to attract additional new business. Lease-related fees, primarily delinquency charges and lease continuance fees, have increased as a result of the growth in the size of the Company's lease portfolio.


     Interest expense increased $680,000 (11.6%) in the first six months of fiscal 1995 as compared with the like period of the prior year, and $443,000 (15.0%) in the second quarter of fiscal 1995 as compared with the second quarter of fiscal 1994. This increase resulted from an increase in the amounts borrowed to finance the growth in the lease portfolio and the increase in interest rates. Interest expense as a percent of lease income increased to 47.3% and 46.3% for the three months and six months ended December 31, 1994, respectively, from 44.7% and 45.0% for the comparable fiscal 1994 periods.


     General and administrative expenses increased $325,000 (7.7%) in the six-month period ended December 31, 1994, compared with the like period of the prior year, and $149,000 (6.8%) in the second quarter of fiscal 1995 compared with the
second quarter of fiscal 1994.   General and administrative expenses as a
percent of lease income decreased slightly to 32.7% and 32.4% for the three months and six months ended December 31, 1994, respectively, and 33.2% and 32.5% for the comparable fiscal 1994 periods.


     The provision for uncollectible accounts decreased $1,640,000 (43.8%) in the six-month period ended December 31, 1994, compared with the like period of the prior year, and by $1,817,000 (62.6%) in the second quarter of fiscal 1995 as compared with the second quarter of fiscal 1994. This decrease is primarily the result of the write-off in the second quarter of fiscal 1994 of one large lessee account in the amount of $1,696,000 which represented approximately one percent of the Company's portfolio and an additional expense of $300,000 to adjust the allowance for uncollectible accounts. The write-off in fiscal 1994 of this one account does not reflect a deterioration in the performance of the remainder of the portfolio which continues to perform consistent with historical norms.


     Earnings before income taxes and the cumulative effect of a change in accounting for the first six months of fiscal 1995 were $1,278,000 compared with a loss of $583,000 for the like period of the prior year, and were $568,000 for the second quarter of fiscal 1995 compared with a loss of $1,317,000 for the like quarter of the prior year. Earnings before the cumulative effect of a change in accounting for the first six months of fiscal 1995 were $789,000 or $.18 per share, compared with a loss of $360,000, or $.09 per share, for the like period of the prior year. For the second quarter of fiscal 1995, earnings before the cumulative effect of a change in accounting were $350,000, or $.08 per share, compared with a loss of $813,000, or $.19 per share, for the like quarter of the prior year. These increases were primarily due to the decrease in the provision for uncollectible accounts, as discussed above.


     Net earnings for the first six months of fiscal 1995 were $789,000, or $.18 per share, compared with a net loss of $515,000, or $.12 per share, for the like period of the prior year. For the second quarter of fiscal 1995, net earnings were $350,000, or $.08 per share, compared with a net loss of $813,000, or $.19 per share, for the like quarter of the prior year. The increase was primarily due to the decrease in the provision for uncollectible accounts, as discussed above, and the adoption of SFAS No. 109 in fiscal 1994 .


LIQUIDITY AND CAPITAL RESOURCES
- - - -------------------------------


     The Company has principally financed its operations, including the growth of its lease portfolio, through borrowings under its revolving credit agreement, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.


     Net cash used in investing activities, which was $18.5 million in the first six months of fiscal 1995 and $17.2 million in the first six months of fiscal 1994, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuance of debt and lease-backed obligations over repayments of these debt instruments) was $13.6 million in the first six months of fiscal 1995 and $15.1 million in the first six months of fiscal 1994; the remaining funds used in investing activities were provided by operating cash flows.


     The Company is in the process of updating its data processing system. The Company expects to complete the upgrade in fiscal 1995 and anticipates additional expenditures of $136,000 for new data processing equipment, which is already committed. Also, as of December 31, 1994, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $3.1 million.


     The Company borrows under its revolving credit agreement from time to time to fund its operations. As the Company has approached full utilization under this agreement, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. These long-term debt and lease-backed obligations are issued either with fixed interest rates or with floating interest rates combined with interest rate hedges to lock in a fixed rate. The Company intends to continue to issue long-term debt and lease-backed obligations in both the institutional private placement and public markets to reduce its exposure to floating rates associated with revolving credit borrowings.

     On December 9, 1994, the Company cancelled its revolving credit agreement with Bank of America and established a similar facility with First Union National Bank of North Carolina. The Company made this change due to the more favorable pricing and flexible terms afforded by the new facility.


     The Company's current revolving credit agreement permits the Company to borrow up to $50 million on an unsecured basis, and as of February 9, 1995, the outstanding loans under this facility were $39.9 million and unused borrowing capacity was $10.1 million.


     The Company believes that the unused credit facility, increasing principal payments on leases and continued placement of debt and lease-backed obligations in either the public or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities.


     The Company completed negotiations to develop a uniform indenture for all of its private placement financings. The new agreements were effective November 30, 1994.


     On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. The Board determined that this stock repurchase program is in the best interests of the Company and its shareholders given the significant discount to book value at which the Company's common stock is currently trading. As of December 31, 1994, 103,725 shares have been repurchased at a total cost of $356,000 under this program.

PART II         OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K


      (a) List of Exhibits Filed with Form 10-Q:
          -------------------------------------


          10.36 Credit Agreement dated as of December 9, 1994 between Registrant and First Union National Bank of North Carolina.

          10.37 Amended and Restated Note Agreement dated as of November 30, 1994 between Registrant and certain lenders named therein.

          10.38 Amended and Restated Note Agreement dated as of November 30, 1994 between Registrant and First Union National Bank of North Carolina.


          10.39 Amended and Restated Note Agreement dated as of November 30, 1994 between Registrant and Massachusetts Mutual Life Insurance Company.

          27     Financial Data Schedule.

      (b) Reports on Form 8-K
          -------------------

          No reports were filed on Form 8-K during the fiscal quarter ended December 31, 1994.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRANS LEASING INTERNATIONAL, INC.
                                    ---------------------------------
                                    (Registrant)



DATE: February 10, 1995             RICHARD GROSSMAN
      -----------------             -----------------------------------
                                    Richard Grossman
                                    President, Chief Executive Officer,
                                    Chairman of the Board of Directors



DATE: February 10, 1995             NORMAN SMAGLEY
      -----------------             ------------------------------
                                    Norman Smagley
                                    Vice President, Finance, and
                                    Chief Financial Officer