Form 10-Q
period 1995-03-31
TRANS LEASING INTERNATIONAL INC
filed 1995-05-15
CIK 789577

          __________________________________________________________________

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                       _________________________________________


                                       FORM 10-Q
          (Mark One)

          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended March 31, 1995
                                          OR
          ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______ Commission file number 0-15167

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


               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
          the past 90 days. Yes [ X ]   No [    ]

               The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of May 10, 1995 was 4,211,975.
          ___________________________________________________________________
          Total number of pages:  15

                           TRANS LEASING INTERNATIONAL, INC.
                           _________________________________

                                         INDEX

                                                                    Page
                                                                   Number
                                                                   -------

           PART I.  FINANCIAL INFORMATION

           Item 1.   Condensed Consolidated Financial Statements

                       Independent Accountants' Review Report           4

                       Condensed Consolidated Statements of Operations  5
                              Three-month and nine-month
                              periods ended March 31, 1995
                              and 1994 (unaudited)

                       Condensed Consolidated Balance Sheets            6
                              March 31, 1995
                              (unaudited)
                              and June 30, 1994

                       Condensed Consolidated Statements
                         of Cash Flows                                  7
                              Nine-month periods ended
                              March 31, 1995 and 1994
                              (unaudited)

                       Notes to Condensed Consolidated
                         Financial Statements                           8
                         (unaudited)

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10

          PART II.  OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K                  14

           PART I   FINANCIAL INFORMATION

           ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          INDEPENDENT ACCOUNTANTS' REVIEW REPORT
          ______________________________________


          To the Stockholders and Board of Directors
          Trans Leasing International, Inc.
          Northbrook, Illinois

          We have reviewed the accompanying condensed consolidated balance sheet of Trans Leasing International, Inc. as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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




          DELOITTE & TOUCHE LLP
          Chicago, Illinois
          May 10, 1995

                            TRANS LEASING INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (UNAUDITED)
                                                     Three months                   Nine months
                                                        ended                          ended
                                                      March 31                         March 31
                                                 1995          1994               1995          1994
                                           --------------  --------------   --------------  --------------
REVENUES:
Lease income                                  $7,331,000      $6,813,000      $21,449,000     $19,853,000
Other                                            290,000         141,000          667,000         370,000
                                           --------------  --------------   --------------  --------------
   Total Revenues                              7,621,000       6,954,000       22,116,000      20,223,000

COSTS AND EXPENSES:
   Interest                                    3,387,000       2,907,000        9,930,000       8,770,000
   General and administrative                  2,485,000       2,266,000        7,053,000       6,509,000
   Provision for uncollectible accounts        1,133,000         948,000        3,239,000       4,694,000
                                           --------------  --------------   --------------  --------------
   Total Costs and Expenses                    7,005,000       6,121,000       20,222,000      19,973,000
                                           --------------  --------------   --------------  --------------

EARNINGS BEFORE INCOME
 TAXES AND CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING                       616,000         833,000        1,894,000         250,000

INCOME TAXES                                     236,000         319,000          725,000          96,000
                                           --------------  --------------   --------------  --------------
EARNINGS BEFORE CUMULATIVE
 EFFECT OF A CHANGE
 IN ACCOUNTING                                   380,000         514,000        1,169,000         154,000

CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING FOR INCOME TAXES                                                                      155,000
                                           --------------  --------------   --------------  --------------
NET EARNINGS (LOSS)                             $380,000        $514,000       $1,169,000         ($1,000)
                                           ==============  ==============   ==============  ==============
EARNINGS PER COMMON SHARE:

  EARNINGS BEFORE CUMULATIVE
   EFFECT OF A CHANGE
   IN ACCOUNTING                                   $0.09           $0.12            $0.27           $0.03

 CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING FOR INCOME TAXES                                                                      (0.03)
                                           --------------  --------------   --------------  --------------
   NET EARNINGS                                    $0.09           $0.12            $0.27           $0.00
                                           ==============  ==============   ==============  ==============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                   4,224,900       4,371,900        4,317,500       4,371,900

 See notes to condensed consolidated financial statements.

                         TRANS LEASING INTERNATIONAL, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                      March 31,         June 30,
                                                                         1995            1994
                                                                   --------------    --------------
         ASSETS                                                    (UNAUDITED)
CASH                                                                  $4,094,000        $3,297,000

RESTRICTED CASH                                                       12,921,000         8,984,000

NET INVESTMENT IN DIRECT FINANCE LEASES:
   Future minimum lease payments                                     208,113,000       186,287,000
   Estimated unguaranteed residual value                              19,258,000        18,201,000
                                                                   --------------    --------------
                                                                     227,371,000       204,488,000
   Less: Unearned income                                             (37,679,000)      (33,624,000)
         Allowance for uncollectible accounts                         (5,793,000)       (4,047,000)
                                                                   --------------    --------------
                                                                     183,899,000       166,817,000
                                                                   --------------    --------------
LEASE FINANCING RECEIVABLES, less allowance for
   uncollectible accounts of $138,000 and $141,000, respectively       4,832,000         6,352,000

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                                        4,751,000         2,019,000

INCOME TAXES RECOVERABLE                                                 658,000         1,951,000

OTHER ASSETS                                                           5,232,000         4,315,000
                                                                   --------------    --------------
                                                                    $216,387,000      $193,735,000
                                                                   ==============    ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 $6,674,000        $5,288,000

NOTES PAYABLE TO FINANCIAL INSTITUTIONS                               99,000,000        60,657,000

LEASE-BACKED OBLIGATIONS                                              60,538,000        78,184,000

SUBORDINATED OBLIGATIONS                                              22,950,000        23,000,000

DEFERRED INCOME TAXES                                                  1,827,000         1,827,000

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1.00;
         authorized 2,500,000 shares; none issued
   Common stock, par value $.01; authorized
         10,000,000 shares; issued 4,798,500 shares                       48,000            48,000
   Additional paid-in capital                                          9,879,000         9,879,000
   Retained earnings                                                  17,199,000        16,030,000
   Less 586,525 and 426,600 shares held in treasury,
         at cost, respectively                                        (1,728,000)       (1,178,000)
                                                                   --------------    --------------
            TOTAL STOCKHOLDERS'  EQUITY                               25,398,000        24,779,000
                                                                   --------------    --------------
                                                                    $216,387,000      $193,735,000
                                                                   ==============    ==============
See notes to condensed consolidated financial statements.


                      TRANS LEASING INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                                   Nine months
                                                                      ended
                                                                     March 31
                                                              1995             1994
                                                         --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                       $1,169,000          ($1,000)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Leasing costs, primarily provision
      for uncollectible accounts and
      amortization of initial direct costs                   4,794,000        6,145,000
      Depreciation and amortization                            532,000          325,000
      Initial direct costs paid                             (1,760,000)      (1,442,000)
      Deferred income taxes                                                     155,000
  Changes in:
    Accounts payable and accrued expenses                    1,386,000        1,329,000
    Income taxes recoverable                                 1,293,000       (1,014,000)
    Other assets                                              (992,000)      (1,683,000)
    Other                                                      (13,000)          50,000
                                                         --------------   --------------
      Net cash provided by operating activities              6,409,000        3,864,000
                                                         --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on leases                           55,258,000       47,111,000
  Equipment purchased for leasing                          (76,896,000)     (67,208,000)
  Purchase of lease financing receivables                     (860,000)      (2,318,000)
  Purchase of property and equipment                        (3,413,000)        (421,000)
  Disposal of property and equipment                           202,000           88,000
                                                         --------------   --------------
      Net cash used in investing activities                (25,709,000)     (22,748,000)
                                                         --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to financial institutions       95,600,000       49,000,000
  Repayment of notes payable to financial institutions     (57,257,000)     (15,711,000)
  Issuance of lease-backed obligations                      50,453,000
  Repayment of lease-backed obligations                    (68,099,000)     (14,015,000)
  Repayment of subordinated obligations                        (50,000)
  Purchase of treasury stock                                  (550,000)
                                                         --------------   --------------
      Net cash provided  by financing activities            20,097,000       19,274,000
                                                         --------------   --------------
NET (DECREASE) INCREASE  IN CASH                               797,000          390,000

CASH, beginning of period                                    3,297,000        2,269,000
                                                         --------------   --------------
CASH, end of period                                         $4,094,000       $2,659,000
                                                         ==============   ==============

See notes to condensed consolidated financial statements.

                           TRANS LEASING INTERNATIONAL, INC.
                           _________________________________

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ___________________________________________________

                                      (Unaudited)


          Note A - Financial Statements:

               The condensed consolidated balance sheet as of March 31, 1995, and the condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended March 31, 1995 and 1994, have been prepared by the Company without audit.
          The condensed consolidated balance sheet at June 30, 1994, has been taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and the results of operations and cash flows for the periods presented have been made. The results of operations for the period ended March 31, 1995, are not necessarily indicative of the operating results for the full year.

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

          Note B - Change in Accounting for Income Taxes:
          -----------------------------------------------

               The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", effective July 1, 1993. This statement supersedes the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes", under which the Company had previously been recognizing income tax expense. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to decrease net earnings by $155,000 ($.03 per share) for the first nine months of fiscal 1994.

          Note C - Accounting for Interest Rate Swap Agreement:
          -----------------------------------------------------

               The Company had an amortizing interest rate swap agreement with a commercial bank to effectively fix the interest rate on the Company's floating rate (LIBOR plus 1.50%) unsecured senior notes due March 31, 1995 at a rate of 9.39%. The swap expired upon the maturity of these notes on March 31, 1995.

               The Company has an amortizing interest rate collar agreement which effectively fixes the interest rate on its floating-rate lease-backed notes issued October 1992 at 5.75%. The notional amount of the collar declines over time to match the scheduled amortization of the related note and, as of March 31, 1995, is $13,162,000.

               Interest received from or paid to the counter-parties under these agreements is netted against or added to interest expense on the Company's income statement. There is no market risk associated with these agreements as they are used to hedge floating-rate debt. The Company is exposed to potential non-performance by any of the counter-parties to the interest rate agreements, though the Company does not anticipate non-performance due to the strong financial position of the counter-parties.

          Note D - Subsequent Event:
          --------------------------

               On May 11, 1995 the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on June 9, 1995 to holders of record as of May 26, 1995.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        GENERAL
        -------
               The Company's operations are comprised almost exclusively of lease financing. The Company realizes net earnings to the extent that lease income, net of a provision for uncollectible accounts, and related fees exceeds interest expense and general and administrative expenses. Interest expense is the single largest expense of the Company and is a function of the amounts borrowed by the Company to finance its lease portfolio and the interest rates associated with those borrowings. The difference between the lease income and the cost of funds to finance the leases is generally referred to as the "spread" in the portfolio.

               Substantially all of the Company's lease receivables are written at a fixed rate for a fixed term. The Company's borrowings on the other hand are at both fixed and variable rates of interest. The Company borrows under one or more revolving credit facilities at variable interest rates (see "Liquidity and Capital Resources") and from time to time periodically refinances that debt on a fixed-rate basis through private placements of institutional debt, a fixed-rate loan option in the revolving credit agreement, securitization of lease receivables or the sale of debt in the public market. To the extent the Company refinances with fixed-rate debt, the Company locks in the spread in its portfolio.

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

               Initial direct costs incurred in consummating a lease, principally commissions, are capitalized as part of the net investment in direct finance leases and amortized over the lease
          term as a reduction in the yield.   An allowance for doubtful
          accounts is provided over the terms of the underlying leases as the leases are determined to be uncollectible.

          RESULTS OF OPERATIONS
          ---------------------

               Lease income increased $1,596,000 (8.0%) in the first nine months of fiscal 1995 compared with the like period of fiscal 1994, and $518,000 (7.6%) in the third quarter of fiscal 1995 as compared with the third quarter of fiscal 1994, due primarily to a 12.8% increase in the net investment in direct finance leases. In addition, the increase in lease income is attributable to an increase in lease-related fees of $299,000 (16.0%) in the first nine months of fiscal 1995 and $102,000 (14.9%) in the third quarter of fiscal 1995 as compared with the comparable fiscal 1994 periods.

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

               Interest expense increased $1,160,000 (13.2%) in the first nine months of fiscal 1995 as compared with the like period of the prior year, and $480,000 (16.5%) in the third quarter of fiscal 1995 as compared with the third quarter of fiscal 1994. This increase resulted from an increase in the amounts borrowed to finance the growth in the lease portfolio and the increase in interest rates. Interest expense as a percent of lease income increased to 46.2% and 46.3% for the three months and nine months ended March 31, 1995, respectively, from 42.7% and 44.2% for the comparable fiscal 1994 periods, which has reduced the spread from fiscal 1994. Interest expense is reported net of the impact of interest rate swaps used to fix the rate on floating rate financings, the effect of which was to increase interest expense by $5,000 and $60,000 for the three month and nine month periods, respectively, ending March 31, 1995.

               General and administrative expenses increased $544,000 (8.4%) in the nine-month period ended March 31, 1995, compared with the like period of the prior year, and $219,000 (9.7%) in the third quarter of fiscal 1995 compared with the third quarter of fiscal 1994. General and administrative expenses as a percent of lease income increased slightly to 33.9% and 32.9% for the three months and nine months ended March 31, 1995, respectively, from 33.3% and 32.8% for the comparable fiscal 1994 periods.

               The provision for uncollectible accounts decreased $1,455,000 (31.0%) in the nine-month period ended March 31, 1995, compared with the like period of the prior year, and increased by $185,000 (19.5%) in the third quarter of fiscal 1995 as compared with the third quarter of fiscal 1994. The decrease in the nine-month period ended March 31, 1995 is the result of an increase in the provision for uncollectible accounts in fiscal 1994 of $1,696,000 primarily due to the write-off of one large lessee account which represented approximately one percent of the Company's portfolio. The write-off in fiscal 1994 of this one account does not reflect a deterioration in the performance of the remainder of the portfolio which continues to perform consistent with historical norms.

               Earnings before income taxes and the cumulative effect of a change in accounting for the first nine months of fiscal 1995 were $1,894,000 compared with $250,000 for the like period of the prior year, and were $616,000 for the third quarter of fiscal 1995 compared with $833,000 for the like quarter of the prior year. Earnings before the cumulative effect of a change in accounting for the first nine months of fiscal 1995 were $1,169,000, or $.27 per share, compared with $154,000, or $.03 per share, for the like period of the prior year. For the third quarter of fiscal 1995, earnings before the cumulative effect of a change in accounting were $380,000, or $.09 per share, compared with $514,000, or $.12 per share, for the like quarter of the prior year. The increase in earnings before the cumulative effect of a change in accounting for the first nine months of fiscal 1995 was primarily due to the decrease in the provision for uncollectible accounts, as discussed above.

               Net earnings for the first nine months of fiscal 1995 were $1,169,000, or $.27 per share, compared with a net loss of $1,000 for the like period of the prior year. For the third quarter of fiscal 1995, net earnings were $380,000, or $.09 per share, compared with $514,000, or $.12 per share, for the like quarter of the prior year. The increase in the net earnings for the first nine months of fiscal 1995 was primarily due to the decrease in the provision for uncollectible accounts, as discussed above, and the adoption of SFAS No. 109 in fiscal 1994 .

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               The Company has principally financed its operations, including the growth of its lease portfolio, through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.

               Net cash used in investing activities, which was $25.7 million in the first nine months of fiscal 1995 and $22.7 million in the first nine months of fiscal 1994, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuance of debt and lease-backed obligations over repayments of these debt instruments) was $20.1 million in the first nine months of fiscal 1995 and $19.3 million in the first nine months of fiscal 1994.
          The remaining funds used in investing activities were provided by operating cash flows.

               The Company is in the process of updating its management information system. The Company expects to complete the upgrade in fiscal 1995 and anticipates additional expenditures of $23,000 for new software, which is already committed. Also, as of March 31, 1995, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $6.1 million.

               The Company borrows under its revolving credit agreements from time to time to fund its operations. As the Company has approached full utilization under these agreements, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. These long-term debt and lease-backed obligations are issued either with fixed interest rates or with floating interest rates combined with interest rate hedges to lock in a fixed rate. The Company intends to continue to issue long-term debt and lease-backed obligations in both the institutional private placement and public markets to reduce its exposure to floating rates associated with revolving credit borrowings.

               Through March 21, 1995, the Company's revolving credit agreement permitted the Company to borrow up to $50 million on an unsecured basis at which time the maximum borrowing was increased to $60 million. On April 18, one of the Company's finance subsidiaries, TL Lease Funding Corp. IV, established and fully utilized a $60 million securitized revolving credit facility. Proceeds from this new facility were used primarily to pay down the Company's unsecured revolver, the maximum borrowing under which was concurrently reduced to $15 million. As of May 10, 1995, the outstanding loans under the unsecured revolving credit facility were $6 million and unused borrowing capacity was $9 million.
          Also, as of May 10, 1995, the outstanding loans under the securitized revolving credit facility were $60 million with no unused borrowing capacity.

               The Company believes that the unused credit facility, increasing principal payments on leases and continued placement of debt and lease-backed obligations in either the public or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities.

               On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. The Board determined that this stock repurchase program is in the best interests of the Company and its shareholders given the significant discount to book value at which the Company's common stock is currently trading. As of March 31, 1995, 159,925 shares have been repurchased at a total cost of $550,000 under this program.


               On May 11, 1995 the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on June 9, 1995 to holders of record as of May 26, 1995.

          PART II    OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K

             (a)     List of Exhibits Filed with Form 10-Q:
                     ______________________________________

                     10.40    Revolving Credit and Term Loan and Security
                              Agreement

                     10.41    Limited Recourse Agreement

                     10.42    Servicing Agreement

                     10.43    Contribution and Sale Agreement

                     10.44    Amendment No. 2 to Credit Agreement

                     27       Financial Data Schedule

             (b)     Reports on Form 8-K
                     -------------------
                     No reports were filed on Form 8-K during the fiscal quarter ended March 31, 1995.

                                     SIGNATURES
                                     ----------


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRANS LEASING INTERNATIONAL, INC.
                                        _________________________________
                                        (Registrant)



          DATE:  May 11, 1995           RICHARD GROSSMAN
                                        _________________________________
                                        Richard Grossman
                                        President, Chief Executive Officer,
                                        Chairman of the Board of Directors



          DATE:  May 11, 1995           NORMAN SMAGLEY
                                        _________________________________
                                        Norman Smagley
                                        Vice President, Finance, and
                                        Chief Financial Officer