Form 10-K
period 1995-06-30
TRANS LEASING INTERNATIONAL INC
filed 1995-09-29
CIK 789577

  ---------------------------------------------------------------------------
                         UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 ----------------------------------

                              FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS
              PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended June 30, 1995
                                 OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from _______ to _______ Commission file number 0-15167

                  TRANS LEASING INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)

     DELAWARE                      36-2747735
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

 3000 DUNDEE ROAD, NORTHBROOK, ILLINOIS        60062
(Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code (708) 272-1000 Securities registered pursuant to Sections 12(b) or 12(g) of the Act:

                                          Name of each exchange on
     Title of each class                     which registered
Common Stock, $.01 par value per share       NASDAQ Stock Market

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X       No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this
Form 10-K or any amendment to this Form 10-K. [      ]

   The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of September 27, 1995 was 4,168,275. Excluding shares beneficially owned by directors and officers of the Registrant, the aggregate market value of such outstanding shares on September 27, 1995 was $6,909,895 based upon the average of the closing bid and asked prices for the Common Stock on the NASDAQ Stock Market on such date.

          Documents Incorporated by Reference
                        None
-----------------------------------------------------------------------------
Total number of pages: 75
Exhibit index appears on page 50.

                              FORM 10-K

                  TRANS LEASING INTERNATIONAL, INC.

                               PART I


Item 1.   BUSINESS

GENERAL

   Trans Leasing International, Inc. (hereafter "the Company" or "Trans Leasing") leases medical, scientific and other equipment to physicians, osteopaths, dentists and other health care providers. The Company also leases general office equipment and automobiles to health care providers and the general commercial market. The Company believes that health care providers and other professionals lease equipment from Trans Leasing for a variety of reasons, including the speed and convenience of acquiring such equipment from Trans Leasing, and the tax benefits and reduced initial cash outlays inherent in leasing.

   At June 30, 1995, the Company's net investment in direct finance leases was approximately $193.1 million, consisting of approximately 27,000 active leases. Lease terms generally range from one to five years, with an average initial term of approximately 38 months. The average cost of total equipment purchased per lease originated during fiscal 1995 was approximately $11,000. The original cost of each item of leased equipment generally does not exceed $100,000, although the Company may in the future lease more equipment with a cost in excess of $100,000 than it has in the past. The Company's primary market is the continental United States.

   The Company believes the following factors have been critical to its success in the past and will remain critical to its success in the future:

   BUSINESS STRATEGY

     Trans Leasing provides fast and convenient financing to creditworthy applicants.

     The Company leases equipment primarily through its LeaseCard[R] program, supported by the Company's Instant Access[sm] program. Over 38,000 medical professionals and 15,000 commercial accounts nationwide have utilized LeaseCards to date.

     Through its 45 member sales, marketing and customer service staff located at the Company's headquarters and in its five regional
     sales offices,      the Company has developed strong relationships
     with equipment manufacturers and dealers.  During fiscal    1995,
     the Company paid commissions to approximately 800 salespeople representing various equipment manufacturers and dealers.

     The Company distributes LeaseCards to doctors because it believes doctors with LeaseCards are more likely to choose Trans Leasing over its competitors, even when dealing with manufacturers and dealers not associated with Trans Leasing.

     There are approximately 600,000 licensed physicians in the United States and approximately 150,000 other health care providers. Physicians and other health care providers historically have financed their equipment purchases through banks, lease and finance companies and other financial institutions. Management believes that the time required by such financial institutions to process applications for credit has created a significant market for quick financing for less expensive equipment.

   CREDIT RISK MANAGEMENT

     The Company believes its bad debt experience compares favorably with other "small-ticket" lessors primarily because of its strict credit evaluation procedures, the repeat business it receives from current lessees with known payment histories and the fact that much of the equipment the Company leases is a source of income generation for the lessees.

     Though the LeaseCard represents an approved line of credit, it is not a typical consumer credit card in that credit review and approval is required for every transaction.

   FULL PAY-OUT LEASES

     Substantially all of the Company's leases are full pay-out leases, where the minimum lease payments in the aggregate cover the full cost of the equipment plus an interest factor.

     Full pay-out leases reduce the Company's exposure to obsolescence of leased equipment.

   The Company also leases automobiles, primarily to existing lessees, and functions as an insurance agent, selling a limited amount of property and casualty insurance to its lessees. From time to time, the Company also purchases lease receivables originated by a third party after Trans Leasing independently verifies that such receivables meet its credit standards. At June 30, 1995, the Company's lease financing receivables were approximately $5.0 million.

LEASED EQUIPMENT

   The Company leases all types of moderately priced medical, scientific and commercial equipment currently in demand. The Company believes that it has benefited and will continue to benefit from technological advances which stimulate the demand for such equipment. Additionally, the Company believes that the diversified nature of the equipment it leases reduces the potential impact of technological obsolescence which could adversely affect the Company's ability to collect lease receivables and residual values.

   The following table sets forth certain information about the types of equipment leased by the Company as of June 30, 1995.

                                       ORIGINAL
                                   EQUIPMENT COST          NUMBER
CATEGORY OF EQUIPMENT                 ($ in 000's)        of Leases

MEDICAL EQUIPMENT, including automated
   laboratory systems, endoscopy systems,
   ambulatory monitors and EKGs,
   diagnostic imaging systems, surgical
   equipment and diagnostic equipment,
   physical therapy equipment, medical
   exam tables, dental chairs, microscopes
   and optical equipment                $154,786   50.3%    12,538       46.6%

COMPUTER EQUIPMENT, including personal
   computers and laptops, network systems,
   desktop publishing and document imaging
   systems                                87,056   28.3%     8,459       31.4%

OFFICE EQUIPMENT AND FURNITURE,
   including photocopiers, facsimile
   machines, desks and cabinetry and
   mail equipment                         13,562    4.4%     1,833        6.8%

TELECOMMUNICATIONS EQUIPMENT,
   including telephone systems and
   voice mail systems                     10,631    3.4%     1,145        4.3%

AUTOMOBILES                               10,928    3.6%       464        1.7%

OTHER, including industrial machine
   tools, graphic arts equipment,
   printing equipment and restaurant
   equipment                              30,806   10.0%     2,472        9.2%

          Total Equipment Cost          $307,769  100.0%    26,911      100.0%

   The percentages of each equipment category relative to the total portfolio vary from time to time with marketing initiatives of equipment suppliers and introductions of new or improved products. The Company believes that no single type of equipment currently accounts for more than 10 percent of the lease portfolio.

LESSEES

   The Company's lessees are primarily health care providers and other professionals. The following table provides the approximate lessee composition of Trans Leasing's portfolio as of June 30, 1995.

                                                  ORIGINAL EQUIPMENT
COST
LESSEE DESCRIPTION                           ($ IN 000'S)    PERCENTAGE

Medical
   General Practice. . . . . . . . . . . . . . . .   $  17,898          5.8%
   Family Practice . . . . . . . . . . . . . . . .      17,390          5.7%
   Internal Medicine . . . . . . . . . . . . . . .      19,348          6.3%
   OB/GYN. . . . . . . . . . . . . . . . . . . . .      10,232          3.3%
   Other MDs . . . . . . . . . . . . . . . . . . .      46,320         15.1%
     Total Doctors (MDs) . . . . . . . . . . . . .     111,188         36.2%

   Chiropractors . . . . . . . . . . . . . . . . .      21,956          7.1%
   Veterinarians . . . . . . . . . . . . . . . . .      12,120          3.9%
   Dentists. . . . . . . . . . . . . . . . . . . .      48,078         15.6%
   Osteopaths. . . . . . . . . . . . . . . . . . .       8,478          2.8%
   Other Non-MDs . . . . . . . . . . . . . . . . .       7,215          2.3%
     Total Doctors (Non-MDs) . . . . . . . . . . .      97,847         31.7%

     Total Doctors (MDs and Non-MDs) . . . . . . .     209,035         67.9%

   Medical Institutions. . . . . . . . . . . . . .      16,728          5.4%
     Total Medical . . . . . . . . . . . . . . . .     225,763         73.3%

Total Non-Medical. . . . . . . . . . . . . . . . .      82,006         26.7%

Total for All Lessees. . . . . . . . . . . . . . .    $307,769        100.0%


   The Company's lessees are located throughout the United States, the largest concentrations of which are in heavily populated states such as California, Florida, Texas, Illinois and New York. As of June 30, 1995, no single lessee (or group of affiliated lessees) accounted for more than 1% of the Company's lease portfolio.

MARKETING

   The Company markets its leasing services through LeaseCard, which it introduced in 1982 and which it believes was the first business-to-business finance card widely used in the United States for purposes other than travel or entertainment. The LeaseCard is offered to physicians and other potential lessees by salespeople representing the various equipment suppliers with which the Company does business, as well as by the Company's own sales force. During fiscal 1995, the Company paid commissions to approximately 800 salespeople representing various equipment manufacturers and dealers.

   The Company issues LeaseCards to medical professionals and commercial accounts which meet its credit standards. LeaseCards are issued for one-year periods and are automatically renewed for additional one-year periods so long as holders continue to maintain their credit standing with the Company. LeaseCard holders who are medical professionals are entitled to lease up to $100,000 of equipment, and commercial accounts are entitled to lease up to $50,000 of equipment, with a minimum of paperwork and delay. Larger credit limits are available to those meeting additional credit criteria. LeaseCard provides the holder with convenience and pre-arranged credit, and enables equipment manufacturers and dealers to concentrate their efforts on marketing equipment rather than arranging financing.

   To date, over 38,000 medical professionals and 15,000 commercial accounts have used LeaseCard to lease equipment from the Company. A LeaseCard is issued to every lessee with whom the Company has a lease. The Company also actively solicits physicians and other medical professionals who do not currently hold LeaseCards through regular advertisements in medical and commercial trade publications, a nationwide direct mail program and personal contacts at trade conventions. The Company markets the LeaseCard to equipment suppliers through direct mail solicitation, trade journal advertisements, participation in trade shows and telephone solicitation.

   Another important part of the Company's marketing program is Instant Access. Holders of active LeaseCards can obtain approval for a new lease quickly by calling the Company's toll free Instant Access line (800-YES-1000). Using the Company's on-line balance and credit information, the Company's credit analysts can typically approve a transaction within five minutes for existing customers requesting transactions within their pre-approved credit limits. Non-holders can call Instant Access and typically obtain preliminary approval within twenty minutes if all credit information is readily available. Telephone inquiries to Trans Leasing are normally initiated by potential lessees or equipment salespeople on sales calls in customers' offices.

   The Company also utilizes its own sales, marketing and customer service staff of 45 people located at the Company's headquarters and in its five regional sales offices to market its leasing services. The sales staff calls on equipment manufacturers and dealers, lessees and prospective lessees, educates equipment suppliers and their representatives regarding the merits of the Company and of leasing in general and frequently conducts seminars at the suppliers' places of business. The Company participates in trade shows and medical conventions around the country and is frequently the only equipment leasing company represented at these events.

   As a result of its marketing efforts, the Company has been selected as the preferred leasing company of sixteen major equipment suppliers and has entered into informal arrangements with approximately 400 other equipment manufacturers and dealers that provide for use of the LeaseCard program.

   The Company has also developed joint advertising and marketing programs with a number of major medical and commercial equipment manufacturers and dealers. In a typical joint advertising program, the Company and the suppliers prepare printed materials advertising the supplier's equipment which contain prominent references to LeaseCard and Trans Leasing.

TERMS OF LEASE AGREEMENTS

   Substantially all of the Company's leases are full pay-out, non-cancelable leases, where the minimum lease payments during the lease term cover the full cost of the equipment plus an interest factor.
The Company utilizes a standard, non-cancelable lease agreement for substantially all of its leases. The Company's leases generally provide for fixed lease payments, though a small number provide for graduated lease payments (i.e., payments which increase over the term of the lease according to a formula specified in the lease). Lease payments are due and payable monthly over the lease term.

   Under the terms of the Company's standard lease, the lessee is obligated to service the leased equipment and maintain it in good working condition, to procure and maintain insurance on the leased equipment for the benefit of the Company, and to pay all property, sales and other taxes on the leased equipment. In the event of a default by the lessee, the lease agreement typically provides that the lessor and its assignees have all the rights afforded creditors under the law to protect their interest in the leased equipment, including the right to repossess the leased equipment, and, in the case of legal proceedings resulting from a default, to recover certain additional damages.

   While the lessee has the full benefit of the equipment manufacturers' warranties with respect to the leased equipment, the Company's leases expressly disclaim all warranties of the Company as to the leased equipment. Additionally, the lease obligates the lessee to continue making lease payments regardless of any defects in the equipment. Under the terms of the standard lease, the Company retains title to the leased equipment and has the right to assign the lease without the consent of the lessee. The lease terms do not provide the lessees with the option to prepay though Trans Leasing does allow prepayments on a case by case basis. Management estimates the number of early payments of the entire lease balances to be approximately 5% of the total number of leases. When prepayments are permitted, the lessee is required to pay the sum of future minimum lease payments minus 80% of the remaining unearned income on the lease.

   At the end of each Lease, in accordance with arrangements typically made at the time the lease is originated, the lessee will have the option (I) to renew the lease on the same or renegotiated terms, (ii) to return the equipment or (iii) to purchase the equipment at either
(A) a fixed price determined at the time the lease is originated (which may be $1 or a fixed percentage of the original cost of the equipment or, in the case of leased vehicles, an amount determined to be the value of the leased vehicle at the end of the lease) or (B) the then fair market value of the equipment. In any case, if the lessee fails to return or purchase the equipment or renew the lease, the lessee will be required to make payments equal to the prior rent payments until the equipment is returned or purchased or the lease is renewed. Historically, substantially all of the Company's lessees have elected to exercise their option to purchase the leased equipment. Equipment which is not acquired or re-leased by the original lessee can be sold, re-leased or otherwise disposed of by the Company or one of its wholly-owned subsidiaries. The Company maintains its own warehouse and a staff to re-market previously leased equipment.

   As of August 18, 1995, approximately 90% of the lessees whose leases expired in fiscal 1995 purchased the equipment covered by the expired leases, approximately 8% returned such equipment to the Company and approximately 2% of the lessees had not yet either purchased, re-leased or returned the equipment.

CREDIT REVIEW AND LOSS EXPERIENCE

   Although comparative information from competitors is generally not available, the Company believes its bad debt experience compares favorably with other "small-ticket" lessors because (a) the Company utilizes a comprehensive proprietary on-line credit evaluation procedure to screen lease applications, (b) approximately 38% of new leases are with existing lessees who have a credit history with the
Company,   a substantial portion of equipment leased is income-producing or necessary for the operations of the lessee's practice or business, (d) a majority of the Company's lessees are health care providers and other professionals with high incomes and (e) substantially all leases are personally guaranteed by individual lessees or business owners.

   The Company's credit department consists of seven credit analysts and one credit support person. For each application the Company receives, the credit department performs a thorough credit review of the applicant, which includes obtaining retail credit reports from the major credit bureaus servicing the area in which the applicant is located. In addition, with respect to transactions over $5,000 ($15,000 if the lessee is in the medical or another healthcare field), the Company obtains bank verification of account activity in deposit accounts and loan activity, including the length of time accounts have been opened, the average balance maintained, the high dollar amount of credit extended and the payment terms.

   On medical accounts, the Company also obtains an American Medical Association report or its equivalent if the lessee is a dentist or osteopath. These reports indicate the year the individual was licensed, the college attended and year of graduation, the individual's medical specialty, and whether or not Board Certification has been obtained. For commercial accounts, retail credit reports are normally obtained on the owners of the lessee, bank information is verified with respect to applications involving more than $5,000 of equipment, and in most cases the Company obtains a Dun & Bradstreet report. All of the information is stored electronically on the Company's computer systems and is reviewed by one or more persons depending upon the dollar amount involved. The Company also performs a similar credit check on each equipment supplier and obtains other information to verify that the equipment supplier is reputable.

   If a LeaseCard holder who has available credit as a result of an update and review by the Company applies for a new lease, the Company also conducts a computer check of the cardholder's payment history and status. If the lessee holds a LeaseCard, but desires to lease equipment with a value in excess of the amount of the lessee's available credit, or if it is a new applicant and the Company's credit department has determined there is not enough information available through the credit bureau, bank reports, American Medical Association reports and Dun & Bradstreet reports, the Company conducts additional credit checks which usually include a review of the lessee's current financial statements and most recent tax return. Management estimates that 25% of applications are turned down for credit reasons, 25% are terminated by the applicant, and 50% of the applications are ultimately consummated.

   The Company places an order to purchase equipment only after it has completed the credit examination and received an executed lease from a lessee. Upon obtaining the signed lease, a deposit check, an acceptance notice, an invoice, and any additional documentation which may be required, such as a personal guarantee, corporate resolution or evidence of insurance, the Company's sales coordinators verify directly with the lessee that all the items covered by the lease have been delivered and installed and are working to the lessee's satisfaction. The Company then pays the vendor for the equipment.

   The Company utilizes its own 16 person in-house staff to solicit late payments from lessees and handle accounts that are in litigation. When an account is 7 days past due the Company assesses a late fee equal to 10 percent of the late payment and begins collection procedures.  For fiscal years 1995 and 1994, income from such late charges was $1,877,000 and $1,488,000, respectively.  When any payment is 20 days past due (13 days if the lease balance is greater than $20,000), the account is automatically inserted into a collectors follow-up system. An account is considered delinquent if a payment has not been received for 30 days beyond its due date. The following table illustrates Trans Leasing's historical delinquency rates.
                          DELINQUENCY RATES
                            ($ IN 000'S)
                                                          REMAINING
                                                     RECEIVABLE BALANCE ON
                                                     DELINQUENT ACCOUNTS
                                                     ---------------------
                                         Receivable                   % of
                                          Balance       Amount       Total
   June 30, 1993 . . . . . . . . . . . . $179,606      $ 5,708        3.2%
   June 30, 1994 . . . . . . . . . . . .  192,780        5,010        2.6
   June 30, 1995 . . . . . . . . . . . .  224,846        6,115        2.7

   Accounts are normally written off if no payment has been received within 150 to 180 days. Accounts can be written off earlier if it is evident that no further payment will be received. The following table illustrates Trans Leasing's historical lease charge-off experience.

                                         Fiscal Year Ended June 30
                                     1995    1994    1993      1992     1991
                                 -------- -------- -------- -------- --------
                                                  ($ in 000's)
Allowance for Uncollectible Accounts:
   Beginning balance             $ 4,047  $ 2,709  $ 2,181  $ 1,735  $ 1,469
   Additions                       5,328    6,489    3,690    3,017    2,240
   Net charge-offs                (2,893)  (5,151)  (3,162)  (2,571)  (1,974)
                                 -------- -------- -------- -------- --------
   Ending Balance                $ 6,482  $ 4,047  $ 2,709  $ 2,181  $ 1,735

Investment in leases
   (before allowance)           $199,576 $170,864 $150,590 $127,666 $102,079

Net charge-offs divided
   by investment in leases          1.4%     3.0%     2.1%     2.0%     1.9%
Ending allowance divided
   by investment in leases          3.2%     2.4%     1.8%     1.7%     1.7%

   Net charge-offs in fiscal year 1995 were somewhat favorable relative to historical norms, which resulted in an increased allowance as a percentage of investment in leases at the end of the fiscal year. The increase in net charge-offs during fiscal year 1994 was primarily due to the write-off of one account at December 31, 1993 in the amount of $1,696,000 which reduced net earnings by $.24 per share. This
write-off was expensed in 1994.   The Company is continuing to work
with this account to maximize the ultimate recovery.

REALIZATION OF RESIDUAL VALUE

   Historically, the vast majority of the Company's lessees have elected to exercise their options to purchase the leased equipment. Equipment which is not acquired or re-leased by the original lessee is sold, re-leased or otherwise disposed of by the Company. The Company maintains its own warehouse and staff to re-market previously leased equipment. From time to time the Company utilizes various equipment dealers and vendors, for which it pays a commission based upon the amount received by the Company.

   The growth in the Company's lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Substantially all of the residual values on the Company's balance sheet as of June 30, 1995 are attributable to leases which will expire before June 30, 1999. Realization of such values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of the equipment. Although the Company has received over 100% of recorded residual values for leases which expired during the last three years, there can be no assurance this realization rate will be maintained.

MANAGEMENT INFORMATION SYSTEMS

   The Company has developed automated information systems and telecommunications capabilities tailored to support all areas within the organization. Systems support is provided for accounting, tax, credit, collections, operations, sales, sales support and marketing. The Company has made significant investments in computer hardware and proprietary software. The Company's computerized systems provide management with accurate up-to-date data which strengthens its management controls and assists in forecasting.

   The Company employs ten management information system professionals and has developed a substantial amount of proprietary software. Terminals in the Company's Northbrook, Illinois headquarters and branch offices are linked 24 hours a day by dedicated telephone lines to the Company's central computer system located in Northbrook.

   The Company's centralized data processing system provides instant support for the marketing and service efforts of salespeople from the Company and equipment manufacturers and dealers. The system permits the Company to generate collection histories, vendor analyses, lessee reports and credit histories and other data useful in servicing the lessees and equipment suppliers.

   The Company has recently upgraded its data processing system and spent approximately $498,000 for new hardware and approximately $20,000 for software in fiscal 1995, and $90,000 for new hardware and approximately $200,000 for software in fiscal 1994. The Company completed the upgrade in fiscal 1995.

COMPETITION

   Leasing is only one of many financing alternatives available to physicians and other users of medical and other equipment. The leasing business is highly competitive. Concerns engaged in the leasing business include: (a) finance divisions, affiliates and subsidiaries of equipment manufacturers, including some which sell products leased by the Company, (b) banks and their affiliates or
subsidiaries, some of which loan funds to the Company,   other leasing
and finance companies, and (d) independently formed partnerships or corporations operated for the specific purpose of leasing equipment. Many of these organizations have substantially greater financial and other resources than the Company. As a consequence they may be able to obtain funds on terms more favorable than those available to the Company and may provide financing which is less expensive than leasing from the Company. However, the Company believes its financing services are more convenient than those available from many alternative sources. The Company's ability to compete effectively for profitable leasing business will continue to depend upon its ability to procure financing on attractive terms, to develop and maintain good relations with new and existing equipment suppliers, to attract additional lessees by means of its LeaseCard and other marketing programs and to maintain a very high level of service to its lessees and vendors. There can be no assurance that the Company can continue to do so. See "Marketing".

   Historically, the Company has concentrated on leasing moderately priced medical and office equipment. The Company may in the future lease a greater number of more expensive items of equipment than it has in the past. As it does so, the Company's competition can be expected to increase. Rising costs, changes in government regulations and increased competition among health care providers have led to the development of alternative health care delivery systems, including health maintenance and preferred provider organizations and managed care programs. In addition, recent surveys have indicated a continuing trend toward the formation of group medical practices, which affect the nature and size of the Company's market. While the Company does not believe that these developments have had a material impact on its business to date, their long-term impact, including the possibility of increased competition in the medical equipment leasing industry, cannot be predicted.

HEALTH CARE TRENDS

   The increasing cost of medical care has brought about federal and state regulatory changes designed to limit government reimbursement of certain health care providers. These changes include the enactment of fixed-price reimbursement systems which involve determining rates of payment to hospitals, out-patient clinics, and private individual and group practices for specific illnesses in advance of treatment. While the Company does not believe that these regulations have had a material impact on its business to date, their long-term effect, as well as that of future changes in legislative or administrative policies, cannot be predicted.

   One result of these regulatory changes is increased limitations on in-patient hospital stays. The Company believes this trend has resulted in greater outpatient services, where a large majority of the lessees in the Company's market practice. The Company believes these regulatory changes, if sustained, could result in greater need for medical equipment for outpatient procedures and supporting office equipment. However, no assurance of actual results from such regulatory changes can be made by the Company.

   Rising health care costs may also cause non-governmental medical insurers, such as Blue Cross and Blue Shield Plans and the growing number of self-insured employers, to revise their reimbursement systems and regulations governing the purchasing and leasing of medical equipment. Alternative health care delivery systems, such as health maintenance organizations, preferred provider organizations and managed care programs, have adopted similar cost containment measures. Although these developments have not materially affected the Company's business to date, future changes in the health care industry and the effect of such changes on the Company's business cannot be predicted.

EMPLOYEES

   At June 30, 1995, the Company had 121 full-time employees, none of whom were represented by a labor union. Approximately 34 of the Company's employees are engaged in the credit, collections and lease documentation areas, approximately 45 are in the sales, marketing and customer service areas and 42 are engaged in the general administration area. Management believes that the Company's employee relations are good.

Item 2.   PROPERTIES

   The Company leases its executive offices in Northbrook, Illinois under leases which run through May 31, 2002. The executive offices are approximately 17,200 square feet in area. The Company also leases sales offices in Orange County and Sacramento, California, Boca Raton, Florida, and King of Prussia, Pennsylvania. A warehouse in Grayslake, Illinois is also leased for the Company's auto leasing activities and for sales of equipment returned when leases expire or terminate.

Item 3.   LEGAL PROCEEDINGS

   While the Company is from time to time subject to actions or claims for damages in the ordinary course of its business, it is not now a party to any material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1995.

                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

   The Company's common stock is traded in the over-the-counter market and reported on the NASDAQ Stock Market under the ticker symbol
"TLII." The common stock has been trading on NASDAQ-NMS since April, 1986, the time when the Company's initial public offering took place.

   The approximate number of beneficial holders of record of the Company's common stock on September 27, 1995, was 83.

Common Stock Information

     For the                       Fiscal 1995         Fiscal 1994
   quarter ended                  High       Low      High       Low


   September 30                  3 1/2   3 1/8       6       3 5/8

   December 31                   3 5/8   3           5 3/4   4

   March 31                      3 3/4   3 5/16      5 3/4   3 1/2

   June 30                       3 15/16 3 3/16      3 7/8   3 1/8

   The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors. On May 11, 1995 the Board of Directors approved the first payment of a quarterly cash dividend, in the amount of $.03 per share, since the Company became publicly traded in 1986. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition, and capital requirements, and future dividends may be declared, reduced, or eliminated at the discretion of the Board of Directors on the basis of these or other considerations. The
Company's credit facility restricts the payment of dividends on the Company's common stock unless certain financial tests are met. Under the most restrictive limitations, the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock. On August 10, 1995, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share on August 31, 1995 to holders of record as of August 21, 1995. See "Management's Discussion and Analysis -- Liquidity and Capital Resources" for a discussion of certain restrictions on dividend payments pursuant to the Company's debt agreements.

Item 6.   Selected Financial Data
(In thousands, except share and per share amounts)

Operations Statement Data
                                        Fiscal Year Ended June 30,
                            -------------------------------------------------
                              1995      1994       1993      1992      1991
                            --------  --------   --------  --------  --------
Revenues
   Lease income              $29,555   $26,924    $24,588   $21,008   $18,235
   Other                         974       565        407       300       247
     Total revenues           30,529    27,489     24,995    21,308    18,482

Expenses
   Interest                   13,338    11,738     10,601     8,492     8,071
   General &
     administrative           10,220     9,113      8,148     7,511     6,803
   Provision for
     uncollectible
     accounts                  4,431     5,673      2,949     2,263     1,730
     Total expenses           27,989    26,524     21,698    18,266    16,604

Earnings before
     income taxes
     and cumulative
     effect of a
     change in
     accounting                2,540       965      3,297     3,042     1,878
Income taxes                     973       369      1,263     1,165       719

Earnings before
     cumulative
     effect of a
     change in
     accounting                1,567       596      2,034     1,877     1,159

Cumulative effect
     of a change in
     accounting for
     income taxes                          155

Net earnings                $  1,567 $     441   $  2,034  $  1,877  $  1,159

Earnings per common share:

   Earnings before
     cumulative
     effect of a
     change in
     accounting            $     .37 $     .13  $     .52 $     .64 $     .39

   Cumulative effect
     of a change in
     accounting for
     income taxes                     (    .03)

   Net earnings            $     .37 $     .10  $     .52 $     .64 $     .39

Weighted average
     shares
     outstanding           4,291,200 4,371,900  3,888,500 2,934,400 2,934,400

Balance Sheet Data
                                            June 30,
                            ------------------------------------------------
                               1995      1994       1993     1992     1991
                            --------  ---------  --------  -------- --------
Net investment
   in direct finance
   leases                    193,094   $166,817  $147,881  $125,485 $100,344
Total assets                 226,383    193,735   170,075   139,466  109,641
Senior debt and
   lease-backed
  obligations
                             168,963    138,841   115,897    99,726   80,456
Subordinated debt             21,840     23,000    23,000    15,556    7,778
Stockholders' equity          25,670     24,779    24,342    17,250   15,373
Book value per share            6.09       5.67      5.57      5.88     5.24
Dividends declared
 per share                       .03

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company's operations are comprised almost exclusively of lease financing. The Company realizes net earnings to the extent that lease income and related fees exceed interest expense, general and administrative expense and a provision for uncollectible accounts. Interest expense is the single largest expense of the Company and is a function of the amounts borrowed by the Company to finance its lease portfolio and the interest rates associated with those borrowings.
The difference between the lease income and the cost of funds to finance the leases is generally referred to as the "spread" in the portfolio.

   Substantially all of the Company's lease receivables are written at a fixed rate of interest for a fixed term. The Company's borrowings on the other hand are at both fixed and variable rates of interest. The Company borrows under a revolving credit facility at a variable interest rate (see "Liquidity and Capital Resources") and from time to time periodically refinances that debt on a fixed-rate loan option in the revolving credit agreement, securitization of lease receivables or the sale of debt in the public market. To the extent the Company refinances with fixed-rate debt, the Company locks in the spread in its portfolio.

   The Company has experienced growth in the total dollar amount of new lease receivables added to its portfolio during each of the last five fiscal years. In analyzing the Company's financial statements, it is important to understand the impact of lease receivable growth during an accounting period on lease income and net earnings.

   For financial reporting purposes, substantially all of the Company's leases are classified as direct finance leases and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." The Company accounts for its investment in direct finance leases by recording on the balance sheet the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method, i.e., application of a constant periodic rate of return to the declining net investment in each lease. As a result, during a period in which the Company realizes growth in new lease receivables, lease income should also increase, but, at a lesser rate.

   Initial direct costs incurred in consummating a lease, principally commissions, are capitalized as part of the net investment in direct finance leases and amortized over the lease term as a reduction in the yield. An allowance for doubtful accounts is provided over the terms of the underlying leases as the leases are determined to be uncollectible. See "Results of Operations" below for further discussion.

RESULTS OF OPERATIONS

   Lease income increased by $2,631,000 (9.8%) in fiscal 1995 and $2,336,000 (9.5%) in fiscal 1994 due primarily to increases of 15.8% and 12.8%, respectively, in the net investment in direct finance leases. The increase in the net investment in direct finance leases was due to increases in lease receivables originated of 20.2% and 13.1%, respectively, in fiscal 1995 and fiscal 1994. In addition, the increase in lease income is attributable to increases in lease-related fees of $459,000 (18.6%) and $449,000 (22.2%), respectively, in fiscal
1995 and fiscal 1994.

   The growth in the Company's lease portfolio is the result of an increase in the number of leases originated in each fiscal year. The Company believes that the number of leases originated has increased primarily as a result of its increased marketing and selling activities, greater name recognition of LeaseCard in the marketplace and the introduction of new products by equipment manufacturers. Lease-related fees, primarily delinquency charges, have increased as a result of the growth in the size of the Company's lease portfolio and increases in the amounts charged by the Company. Delinquency charges in fiscal 1995 increased to $1,877,000 from $1,488,000 in fiscal 1994 and $1,210,000 in fiscal 1993. Delinquency rates increased slightly to 2.7% at June 30, 1995 from 2.6% at June 30, 1994 and decreased from 3.2% at June 30, 1993. See "Business -- Credit Review and Loss Experience."

   Interest expense increased $1,600,000 (13.6%) in fiscal 1995 and $1,137,000 (10.7%) in fiscal 1994. Interest expense as a percent of lease income increased to 45.1% in fiscal 1995 from 43.6% in fiscal 1994 and 43.1% in fiscal 1993. These increases resulted from increases in the amounts borrowed to finance the growth in the lease portfolio and the increase in the general level of market interest rates. Interest expense is reported net of the impact of interest rate swaps used to fix the rate on floating rate financings, the effect of which was to increase interest expense by $30,000 in fiscal 1995, $736,000 in fiscal 1994, and $745,000 in fiscal 1993.

   General and administrative expense increased by $1,107,000 (12.1%) in fiscal 1995 and $965,000 (11.8%) in fiscal 1994 primarily as a result of increases in salaries and benefits expense and sales-related expenses. The average number of personnel increased to 117 for fiscal 1995 from 112 for fiscal 1994 and 110 for fiscal 1993. General and administrative expenses as a percent of lease income were 34.6% in fiscal 1995, 33.8% in fiscal 1994 and 33.1% in fiscal 1993.

   The provision for uncollectible accounts decreased by $1,242,000 (21.9%) in fiscal 1995 and increased by $2,724,000 (92.4%) in fiscal 1994. The provision for uncollectible accounts as a percent of lease income was 15.0% in fiscal 1995, 21.1% in fiscal 1994 and 12.0% in fiscal 1993. The decrease in the provision in fiscal year 1995 is the result of an increase in the provision for uncollectible accounts in fiscal 1994 of $1,696,000 primarily due to the write-off of one large lessee account which represented approximately one percent of the Company's portfolio. The write-off in fiscal 1994 of this one account does not reflect a deterioration in the performance of the remainder of the portfolio which continues to perform consistent with historical norms.

   Earnings before income taxes and the cumulative effect of the change in accounting increased by $1,575,000 (163.2%) in fiscal 1995 and decreased by $2,332,000 (70.7%) in fiscal 1994. Earnings before the cumulative effect of the change in accounting increased by $971,000 (162.9%) in fiscal 1995 and decreased by $1,438,000 (70.7%)
in fiscal 1994 as compared to the respective prior fiscal years.

   The Company adopted Statement of Financial Accounting Standards
(SFAS) 109, "Accounting for Income Taxes", during the first quarter of fiscal 1994, the cumulative effect of which was to reduce net earnings for fiscal 1994 by $155,000, or $.03 per share. The Company's effective tax rate was 38.3% in fiscal years 1993 through 1995.

   Net earnings increased by $1,126,000 (255.3%) in fiscal 1995 and decreased by $1,593,000 (78.3%) in fiscal 1994. The increase for fiscal 1995 was primarily due to the decrease in the provision for uncollectible accounts, as discussed above, and the adoption of SFAS No. 109 in fiscal 1994. The decrease for fiscal 1994 was primarily due to the increase in interest expense as a percent of lease income, the adoption of SFAS 109, and the write-off of one large lessee account, as discussed above.

Liquidity and Capital Resources

   The Company has principally financed its operations, including the growth of its lease portfolio, through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.

   Net cash used in investing activities, which was $37.1 million in fiscal 1995, $27.3 million in fiscal 1994, and $31.6 in fiscal 1993, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuances of debt and lease-backed obligations over repayments of these debt instruments) was $28.3 million in fiscal 1995, $22.9 million in fiscal 1994 and $28.7 million in fiscal 1993. The remaining funds used in investing activities were provided by operating cash flows. As of June 30, 1995, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $5.3 million.

   The following paragraphs summarize certain terms of the Company's existing debt agreements and instruments. The Company believes these terms may be material to investors, but these summaries, which do not purport to be complete, are subject to the detailed provisions of those documents, and are qualified in their entirety by reference to the agreements and instruments filed as exhibits or incorporated by reference to this Form 10-K.

   Revolving Credit Agreement

   The Company borrows under its unsecured revolving credit agreement from time to time to fund its operations. As the Company has approached full utilization under this agreement, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. The Company intends to continue to issue long-term debt and lease-backed obligations in both the institutional private placement and public markets to reduce its exposure to floating rates associated with revolving credit borrowings.

   As of September 27, 1995 the maximum borrowing allowed under the Company's current revolving credit agreement was increased from $15 million to
$30 million, permitting the Company to borrow up to $30 million on an unsecured basis with interest paid quarterly. Upon the earlier to occur of October 13, 1995 or the issuance of leased-backed notes by a special purpose subsidiary of the Company expected to close on October 6, 1995, the maximum borrowing under this facility will be reduced to $15 million from $30 million. The Company, at its option, pays interest equal to the prime rate or LIBOR plus .75 percent.  The Company has the option at the end of every quarter to convert its revolving loans into a fixed-rate loan, in which case the principal amount is payable in 18 equal quarterly installments with interest at 2 percent over a calculated rate based on LIBOR. If the revolving credit agreement is not extended, all revolving loans will be due on March 31, 1996, and on such date the Company may convert the outstanding balance into a four-year term loan bearing interest at the prime rate plus 1/4
percent or LIBOR plus 1 percent.   As of September 27, 1995, the outstanding
loans under this facility were $12 million and the unused borrowing capacity was $18 million.

   The revolving credit agreement contains numerous covenants which include: a limitation on leverage, a minimum net worth requirement, a minimum interest coverage requirement, dividend and other stock and debt repurchase limitations, a maximum average original equipment cost of leased assets and a minimum equity ownership by the Company's principal shareholder and Chief Executive Officer. At June 30, 1995, the Company was in compliance with all covenants contained in the revolving credit agreement.

   Issuances of Senior and Subordinated Debt and Lease-Backed
Obligations

   The Company has outstanding debt under unsecured senior and subordinated note placements, unsecured subordinated debentures, and senior and subordinated lease-backed obligations, all of which were completed since December, 1987 and are summarized in the following table:

                                                             PRINCIPAL AMOUNT
                                                           --------------------
                                                                     BALANCE AT
ISSUANCE                  PURCHASER(S) OR       INTEREST                JUNE 30,
DATE     SECURITY         THEIR AGENT (S)          RATE     ORIGINAL    1995 (1)
-------- --------------   -----------------    --------   ----------  ----------
March    Lease-backed     CIGNA                    7.10%  25,000,000   2,638,637
1992       certificate      Investments, Inc.

June     Unsecured        Massachusetts           13.40%  10,000,000   8,890,000
1992       subordinated     Mutual Life
           notes            Insurance Co.

October  Lease-backed     Asset/Liability       variable  40,400,000  10,541,619
1992       notes            Funding Corp.          (2)

October  Unsecured        American Nat'l          10.50%  13,000,000  12,950,000
1992       subordinated     Bank & Trust
           debentures       Co., Trustee

February Subordinated     First Union              8.20%   4,000,000   3,100,000
1993       lease-backed     Nat'l Bank of
           note             North Carolina

June     Unsecured        Principal                5.83%  38,000,000  27,200,000
1993       senior notes     Mutual Life
                             Insurance Co.,
                            Massachusetts
                             Mutual Life
                             Insurance Co.,
                            Phoenix Home
                             Life Mutual
                             Insurance Co. and
                            TMG Life
                             Insurance Co.

June     Unsecured        Phoenix Home             6.82%   4,000,000   4,000,000
1993       senior notes     Life Mutual
                                Insurance Co.

                                                              PRINCIPAL AMOUNT
                                                            --------------------
                                                                      BALANCE AT
ISSUANCE                  PURCHASER(S) OR      INTEREST                 JUNE 30,
DATE     SECURITY         THEIR AGENT (S)         RATE      ORIGINAL    1995 (1)
-------- --------------   -----------------    --------   ----------  ----------

June     Unsecured        Core States             6.31%   10,000,000   7,800,000
1993       senior notes     Bank, N.A.

August   Lease-backed     Public                  6.65%   43,416,000  30,402,413
1994       notes

August   Subordinate      First Union             7.65%    6,054,168   4,757,664
1994       lease-backed     Nat'l Bank of
           note             North Carolina

August   Secured term     First Union          variable    1,000,000   1,000,000
1994       notes            Nat'l Bank of         (3)
                            North Carolina

April    Lease-backed     First Union          variable   75,929,000  67,348,162
1995       revolving        Nat'l Bank of         (4)          (5)
           credit           North Carolina
           facility

         Total                                                      $180,628,495


  (1) The aggregate scheduled maturities of the securities are $114.8 million for fiscal 1996, $34.5 million for fiscal 1997, $25.1 million for fiscal 1998 and $16.4 million thereafter.

  (2) The Company has entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to effectively fix the interest rate on these notes at 5.75% for their full term.

  (3) In addition to prepaid interest in the amount of $14,025.21 paid at inception, interest payments include all investment earnings on the account.

  (4) The interest rate is .75 percent per annum above LIBOR.

  (5) Effective June 19, 1995 the credit limit on this securitized revolver was increased from $60 million to $80 million. Effective September 27, 1995 the credit limit on this securitized revolver was reduced from $80 million to $75 million. Upon the earlier to occur of October 13, 1995 or the issuance of leased-backed notes by a special purpose subsidiary of the Company expected to close on October 6, 1995, the maximum borrowing allowed under this facility will be reduced to $35 million from $75 million.

   The unsecured senior and subordinated private placement indentures contain numerous financial and other covenants, which include: limitations on total leverage and on the ratio of subordinated debt to equity, a minimum net worth requirement, a minimum fixed charge coverage requirement, dividend and other stock and debt repurchase limitations, a minimum unencumbered asset requirement and a minimum equity ownership by the Company's principal shareholder and Chief Executive Officer. At June 30, 1995, the Company was in compliance with all covenants contained in the senior and subordinated loan agreements.

   The publicly issued subordinated debentures and the related indenture contain financial and other covenants which include limitations on: dividends and stock redemptions, the incurrence of additional senior and/or subordinated debt, issuance of preferred stock and on transfers of assets by the Company to special-purpose subsidiaries formed for the purpose of financing such assets. As of June 30, 1995 the Company was in compliance with all requirements of these agreements.

   On April 18, 1995, the Company, through a newly-created special-purpose subsidiary, TL Lease Funding Corp. IV ("TLFC IV"), established a securitized revolving credit and term loan facility (the "TLFC IV Revolving Credit Facility") with a national banking institution. The subsidiary may borrow up to $75 million (upon the earlier to occur of October 13, 1995 or the issuance of leased-backed notes expected to close on October 6, 1995, the maximum borrowing allowed under this facility will be reduced to $35 million from $75 million) on a revolving basis through March 31, 1996, with the option to convert to a term facility at any time prior to March 31, 1996. The subsidiary pays interest at a rate equal to LIBOR plus 75 basis points on these borrowings. On April 18, 1995, the Company sold leases with a net book value of approximately
$60 million to the TLFC IV for approximately $60 million in cash borrowed under this facility. On May 31, 1995, the Company sold additional leases with a net book value of approximately $18.1 million to the TLFC IV, and repurchased leases with a net book value of approximately $3.4 million form TLFC IV. The Company continues to service leases sold to TLFC IV, and used the net proceeds from the sales of leases to reduce revolving credit borrowings under its other revolving credit facility.

   The Company believes that the revolving credit facilities, increasing principal payments on leases and continued placement of debt in either the public or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities, but there can be no assurances that this will continue to be the case.

   On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. The Board determined that this stock repurchase program is in the best interests of the Company and its shareholders given the significant discount to book value at which the Company's common stock is currently trading. As of June 30, 1995, 159,925 shares have been repurchased at a total cost of $550,000 under this program.

   On May 11, 1995 the Board of Directors approved the first payment of a quarterly cash dividend, in the amount of $.03 per share, since the Company became publicly traded in 1986. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition, and capital requirements, and future dividends may be declared, reduced, or eliminated at the discretion of the Board of Directors on the basis of these or other considerations. The Company's credit facility restricts the payment of dividends on the Company's common stock unless certain financial tests are met. Under the most restrictive limitations, the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock. On August 10, 1995, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share on August 31, 1995 to holders of record as of August 21, 1995.

Item 8.   Financial Statements and Supplementary Data

                                                                Page


Consolidated Financial Statements

   Independent Auditors' Report                                       25

   Consolidated Balance Sheets at June 30, 1995 and 1994              26

   Consolidated Statements of Operations for the years ended
     June 30, 1995, 1994, and 1993                                    27

   Consolidated Statements of Stockholders' Equity for the
     years ended June 30, 1995, 1994, and 1993                        28

   Consolidated Statements of Cash Flows for the years ended
     June 30, 1995, 1994, and 1993                                    29

   Notes to Consolidated Financial Statements                         30

INDEPENDENT AUDITORS' REPORT





To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois


We have audited the accompanying consolidated balance sheets of Trans Leasing International, Inc. as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the management of Trans Leasing International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trans Leasing International, Inc. at June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note G to the financial statements, in 1994 the Company changed its method of accounting for income taxes.




DELOITTE & TOUCHE LLP
Chicago, Illinois
September 1, 1995

                         TRANS LEASING INTERNATIONAL, INC.

                             CONSOLIDATED BALANCE SHEETS
                                                                                June 30
                                                                   --------------------------------
                                                                         1995            1994
                                                                   --------------    --------------
         ASSETS
CASH                                                                  $3,758,000        $3,297,000

RESTRICTED CASH  (Note A)                                             12,988,000         8,984,000

NET INVESTMENT IN DIRECT FINANCE LEASES (Notes B and E):
   Future minimum lease payments                                     219,718,000       186,287,000
   Estimated unguaranteed residual value                              19,823,000        18,201,000
                                                                   --------------    --------------
                                                                     239,541,000       204,488,000
   Less: Unearned lease income                                       (39,965,000)      (33,624,000)
         Allowance for uncollectible accounts                         (6,482,000)       (4,047,000)
                                                                   --------------    --------------
                                                                     193,094,000       166,817,000
                                                                   --------------    --------------
LEASE FINANCING RECEIVABLES, less allowance for
   uncollectible accounts of $151,000 and $141,000, respectively       4,977,000         6,352,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation (Note C)       5,423,000         2,019,000

INCOME TAXES RECOVERABLE                                               1,464,000         1,951,000

OTHER ASSETS (Note D)                                                  4,679,000         4,315,000
                                                                   --------------    --------------
   TOTAL ASSETS                                                     $226,383,000      $193,735,000
                                                                   ==============    ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 $7,067,000        $5,288,000

NOTES PAYABLE TO FINANCIAL INSTITUTIONS  (Note E)                     49,175,000        60,657,000

LEASE-BACKED OBLIGATIONS  (Note E)                                   119,788,000        78,184,000

SUBORDINATED OBLIGATIONS  (Note E)                                    21,840,000        23,000,000

DEFERRED INCOME TAXES  (Note G)                                        2,843,000         1,827,000

COMMITMENTS AND CONTINGENT LIABILITIES (Note F)                                0                 0
                                                                   --------------    --------------
   TOTAL LIABILITIES                                                $200,713,000      $168,956,000
                                                                   --------------    --------------

STOCKHOLDERS' EQUITY (Note I):
   Preferred stock, par value $1.00;
         authorized 2,500,000 shares; none issued
   Common stock, par value $.01; authorized 10,000,000 shares;
         issued 4,798,500 shares, outstanding 4,211,975 and
         4,371,900 shares, respectively                                   48,000            48,000
   Additional paid-in capital                                          9,879,000         9,879,000
   Retained earnings                                                  17,471,000        16,030,000
   Less 586,525 and 426,600 shares respectively,
         held in treasury, at cost                                    (1,728,000)       (1,178,000)
                                                                   --------------    --------------
   TOTAL STOCKHOLDERS'  EQUITY                                        25,670,000        24,779,000
                                                                   --------------    --------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $226,383,000      $193,735,000
                                                                   ==============    ==============
     See notes to consolidated financial statements.

                            TRANS LEASING INTERNATIONAL, INC.

                            CONDENSED STATEMENTS OF OPERATIONS



                                                           Year ended June 30
                                           -----------------------------------------------
                                                 1995          1994               1993
                                           --------------  --------------   --------------
REVENUES:
Lease income                                 $29,555,000     $26,924,000      $24,588,000
Other                                            974,000         565,000          407,000
                                           --------------  --------------   --------------
   Total Revenues                             30,529,000      27,489,000       24,995,000

EXPENSES:
   Interest                                   13,338,000      11,738,000       10,601,000
   General and administrative                 10,220,000       9,113,000        8,148,000
   Provision for uncollectible accounts        4,431,000       5,673,000        2,949,000
                                           --------------  --------------   --------------
   Total Expenses                             27,989,000      26,524,000       21,698,000
                                           --------------  --------------   --------------

EARNINGS BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING                                 2,540,000         965,000        3,297,000

INCOME TAXES (Note G)                            973,000         369,000        1,263,000
                                           --------------  --------------   --------------
EARNINGS BEFORE CUMULATIVE
 EFFECT OF A CHANGE
 IN ACCOUNTING                                 1,567,000         596,000        2,034,000

CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING FOR INCOME TAXES (Note G)                            155,000
                                           --------------  --------------   --------------
NET EARNINGS                                  $1,567,000        $441,000       $2,034,000
                                           ==============  ==============   ==============
EARNINGS PER COMMON SHARE (Notes A and I)

  EARNINGS BEFORE CUMULATIVE
   EFFECT OF A CHANGE
   IN ACCOUNTING                                   $0.37           $0.13            $0.52

 CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING FOR INCOME TAXES                                     (0.03)
                                           --------------  --------------   --------------
   NET EARNINGS                                    $0.37           $0.10            $0.52
                                           ==============  ==============   ==============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING  (Note A)                         4,291,200       4,371,900        3,888,500

     See notes to consolidated financial statements.


                                                         TRANS LEASING INTERNATIONAL, INC.

                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              Common Stock          Additional
                                       -------------------------     Paid-In         Retained        Treasury
                                          Shares       Amount        Capital         Earnings         Stock
                                       ------------  -----------  --------------  --------------  --------------
BALANCE, July 1, 1992                    2,934,400      $34,000      $4,835,000     $13,559,000     ($1,178,000)
   Issuance of common stock              1,437,500       14,000       5,044,000
   Net earnings                                                                       2,034,000
                                       ------------  -----------  --------------  --------------  --------------
BALANCE, June 30, 1993                   4,371,900       48,000       9,879,000      15,593,000      (1,178,000)
   Other                                                                                 (4,000)
   Net earnings                                                                         441,000
                                       ------------  -----------  --------------  --------------  --------------
BALANCE, June 30, 1994                   4,371,900       48,000       9,879,000      16,030,000      (1,178,000)
   Treasury stock purchased               (159,925)                                                    (550,000)
   Dividends declared and paid                                                         (126,000)
   Net earnings                                                                       1,567,000
                                       ------------  -----------  --------------  --------------  --------------
BALANCE, June 30, 1995                   4,211,975       48,000       9,879,000      17,471,000      (1,728,000)
                                       ============  ===========  ==============  ==============  ==============

   See notes to condensed consolidated financial statements.

                         TRANS LEASING INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Year ended June 30
                                                            ------------------------------------------------
                                                                 1995             1994             1993
                                                            --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                 $1,567,000         $441,000       $2,034,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Leasing costs, primarily provision
          for uncollectible accounts and
          amortization of initial direct costs                  6,521,000        7,626,000        4,730,000
      Depreciation and amortization                               830,000          461,000          395,000
      Initial direct costs incurred                            (2,397,000)      (1,956,000)      (1,830,000)
  Changes in:
      Deferred income taxes                                    (1,016,000)         612,000          963,000
      Accounts payable and accrued expenses                     1,779,000          681,000          115,000
      Income taxes recoverable                                    487,000       (1,014,000)        (264,000)
      Other assets                                               (457,000)      (1,565,000)      (2,736,000)
      Other                                                       (22,000)          62,000            8,000
                                                            --------------   --------------   --------------
      Net cash provided by operating activities                 9,324,000        5,348,000        3,415,000
                                                            --------------   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on leases                              75,627,000       65,001,000       48,965,000
  Equipment purchased for leasing                            (106,826,000)     (89,338,000)     (77,390,000)
  Purchase of lease financing receivables                      (1,788,000)      (2,468,000)      (3,018,000)
  Purchase of property and equipment                           (4,581,000)        (608,000)        (500,000)
  Disposal of property and equipment                              419,000          149,000          337,000
                                                            --------------   --------------   --------------
      Net cash used in investing activities                   (37,149,000)     (27,264,000)     (31,606,000)
                                                            --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to financial institutions         126,225,000       61,600,000       91,000,000
  Repayment of notes payable to financial institutions       (137,707,000)     (62,288,000)    (111,472,000)
  Issuance of lease-backed obligations                        126,382,000       42,966,000       43,996,000
  Repayment of lease-backed obligations                       (84,778,000)     (19,334,000)     (12,902,000)
  Issuance of subordinated obligations                                                           13,000,000
  Repayment of subordinated obligations                        (1,160,000)
  Issuance of common stock                                                                        5,058,000
  Payment of dividends on common stock                           (126,000)
  Purchase of treasury stock                                     (550,000)
                                                            --------------   --------------   --------------
      Net cash provided  by financing activities               28,286,000       22,944,000       28,680,000
                                                            --------------   --------------   --------------
NET INCREASE  IN CASH                                             461,000        1,028,000          489,000

CASH, beginning of period                                       3,297,000        2,269,000        1,780,000
                                                            --------------   --------------   --------------
CASH, end of period                                            $3,758,000       $3,297,000       $2,269,000
                                                            ==============   ==============   ==============

     See notes to condensed consolidated financial statements.

                    TRANS LEASING INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A. Summary of Significant Accounting Policies:

     Business:

     Trans Leasing International, Inc., (the "Company") leases a variety of medical and general office equipment to the medical and commercial equipment markets.

     Principles of Consolidation:

     The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Trans Leasing Insurance Services, Inc., T.L.I. Auto Leasing Group, Inc., Nuvotron, Inc., Trans Leasing Finance Corp., TL Lease Funding Corp. II, TL Lease Funding Corp. III, and TL Lease Funding Corp. IV. Intercompany accounts and transactions have been eliminated.

     Lease Accounting:

     Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards No. 13, "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield. An allowance for doubtful accounts is provided over the terms of the underlying leases as the leases are determined to be uncollectible. Accounts are normally written off if no payment has been received within 150 to 180 days of its due date. Accounts can be written off earlier if it is evident that no further payment will be received.

     Restricted Cash:

     Restricted cash represents cash received related to securitized leases which is held in segregated cash accounts pending distribution to the lease-backed certificate holders.

     Property and Equipment:

     Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives.

                   TRANS LEASING INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (continued)

     Income Taxes:

     In 1994 and 1995, the provision for income taxes includes deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using the liability method required by Statement of Financial Accounting Standards 109, "Accounting for Income Taxes."

     In 1993, the provision for income taxes included deferred taxes based upon the principles of Accounting Principles Board
Opinion 11, "Account for Income Taxes."

     Interest Rate Swaps:

     Interest rate swaps involve the exchange of interest payments without the exchange of the underlying notional principal amounts. The Company accrues a net payable or receivable relating to interest to be paid or received as an adjustment to interest expense.

     Earnings Per Share:

     Earnings per common share are computed on the basis of the weighted average number of shares outstanding plus common stock equivalents, if dilutive, applicable to warrants and options.

     Reclassifications:

     Certain reclassifications have been made to prior years to conform with the presentation used in 1995.

B.   Net Investment in Direct Finance Leases:

     The Company leases equipment with lease terms generally ranging from one to five years. Minimum payments to be received on lease contracts for each of the succeeding five fiscal years ending June 30 are:

               1996                              $90,606,000
               1997                               63,257,000
               1998                               38,798,000
               1999                               20,485,000
               2000                                6,505,000
               Thereafter                             67,000

     Initial direct costs are capitalized as part of the investment in direct finance leases and are amortized over the lease term as a reduction in yield. Initial direct costs incurred are as follows:

                                      Year ended June 30
                                ----------------------------------------
                                     1995         1994          1993
                                ------------  ------------  ------------

       Initial direct costs:      $2,397,000    $1,956,000    $1,830,000

                   TRANS LEASING INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (continued)



       An analysis of the changes in the allowance for uncollectible accounts is as follows:

                                               Year ended June 30
                                     -------------------------------------
                                         1995        1994        1993
                                     -----------  ----------   -----------

     Balance, beginning of year      $4,047,000   $2,709,000    $2,181,000

     Additions                        5,328,000    6,489,000     3,690,000

     Uncollected lease receivables
       written off, net of
       recoveries                   ( 2,893,000) ( 5,151,000) (  3,162,000)

     Balance, end of year            $6,482,000   $4,047,000    $2,709,000



C.     Property and Equipment:

       The major classes of property and equipment are as follows:

                                                          June 30
                                                  -------------------------
                                                     1995          1994
                                                  ----------     ----------

       Equipment under operating leases           $4,414,000     $1,246,000
       Data processing equipment                   1,305,000      1,037,000
       Furniture and fixtures                        549,000        806,000
       Personal computer and
       communication equipment                       331,000              0
       Vehicles                                       66,000         46,000
       Leasehold improvements                         50,000         46,000

                                                   6,715,000      3,181,000

       Less accumulated depreciation            (  1,292,000)  (  1,162,000)

                                                  $5,423,000     $2,019,000

                  TRANS LEASING INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (continued)

D.   Other Assets:

        Other assets consist of:
                                                          June 30
                                                   -----------------------
                                                       1995         1994
                                                   -----------  ----------
        Cash surrender value of life
           insurance policies, net of
           policy loans of $61,000
           in 1995 and 1994                         $1,796,000  $1,563,000
        Deferred debt issuance costs                 1,705,000   1,819,000
        Due from lessees                               789,000     435,000
        Supplies                                        95,000      98,000
        Deposits                                        91,000      25,000
        Other                                          203,000     375,000
                                                   -----------  ----------
                                                    $4,679,000  $4,315,000
                                                   ===========  ==========

E.   Debt:
                                                        June 30
                                         ---------------------------------
                                             1995                 1994
                                         -------------        ------------

       Revolving term credit agreement:
         Unsecured, floating rate
         (9% at June 30, 1995),
         twelve-month revolving            $10,175,000         $ 5,642,000
       Other notes payable to financial
        institutions:
         Unsecured, interest rate of 5.83%,
           due in installments through
           March 31, 1998                   27,200,000          34,400,000
         Unsecured, interest rate of 6.31%,
           due in installments through
           September 30, 1998                7,800,000          10,000,000
         Unsecured, interest rate of 6.82%,
           due in installments through
           June 1, 1998                      4,000,000           4,000,000
         Unsecured, interest rate of 9.39%,
           due in installments through
           March 31, 1995                                        3,000,000
         Unsecured, interest rate of 9.8%,
           due in installments through
           December 1, 1994                                      2,500,000
         Unsecured, interest rate of 13%,
           due in installments through
           December 1, 1994                                      1,111,000
       Leases discounted with financial
        institutions:
          Nonrecourse, average interest
           rate of 11.3%, due on various
           dates through 1994                                        4,000
                                           -----------        ------------
                                           $49,175,000         $60,657,000
                                           ===========        ============

                  TRANS LEASING INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (continued)


                                                     June 30
                                         --------------------------
                                             1995                 1994
                                         -------------        ------------
        Lease-backed obligations:
          Variable interest rate
           (6.875% as of June 30, 1995),
           due September 9, 1995           $67,348,000
         Variable interest rate
           (5.95% as of June 30, 1995),
           due March 25, 1998                1,000,000
         Variable interest rate
           (6.875% as of June 30, 1995),
           due June 20, 1995                42,653,000
         Interest rate of 6.65%,
           due in installments through
           March 25, 1998                   30,402,000
         Interest rate of 5.75%,
           due in installments through
           May 20, 1997                     10,541,000          22,160,000
         Interest rate of 7.65%,
           due in installments through
           March 25, 1998                    4,758,000
         Interest rate of 7.1%,
           due in installments through
           January 15, 1996                  2,639,000           9,851,000
         Interest rate of 8.2%,
           due in installments through
           May 20, 1997                      3,100,000           3,520,000
                                         -------------        ------------
                                          $119,788,000         $78,184,000
                                         =============        ============

        Subordinated obligations:
         Unsecured, interest rate of 10.5%,
           due October 15, 2002            $12,950,000         $13,000,000
         Unsecured, interest rate of 13.4%,
           due June 30, 1999                 8,890,000          10,000,000
                                          ------------        ------------
                                           $21,840,000         $23,000,000
                                          ============        ============

   As of September 27, 1995 the maximum borrowing allowed under the Company's current revolving credit agreement was increased from $15 million to
$30 million, permitting the Company to borrow up to $30 million on an unsecured basis with interest paid quarterly. Upon the earlier to occur of October 13, 1995 or the issuance of leased-backed notes by a special purpose subsidiary of the Company expected to close on October 6, 1995, the maximum borrowing under this facility will be reduced to $15 million from $30 million. The Company, at its option, pays interest equal to the prime rate or LIBOR plus .75 percent.  The Company has the option at the end of every quarter to convert its revolving loans into a fixed-rate loan, in which case the principal amount is payable in 18 equal quarterly installments with interest at 2 percent over a calculated rate based on LIBOR. If the revolving credit agreement is not extended, all revolving loans will be due on March 31, 1996, and on such date the Company may convert the outstanding balance into a four-year term loan bearing interest at the prime rate plus 1/4
percent or LIBOR plus 1 percent.   As of September 27, 1995, the outstanding
loans under this facility were $12 million and the unused borrowing capacity was $18 million.

                  TRANS LEASING INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (continued)


   The Company has an amortizing interest rate collar agreement which effectively fixes the interest rate on its floating-rate lease-backed notes issued October 1992 at 5.75 percent. The notional amount of the collar declines over time to match the scheduled amortization of the related note and, as of June 30, 1995, is $10,588,889.

   Interest received from or paid to the counterparty under this agreement is netted against or added to interest expense on the Company's income statement. There is no market risk associated with this agreement as it is used to hedge floating-rate debt. The Company is exposed to potential non-performance by the counterparty to the interest rate collar agreement, though the Company does not anticipate non-performance due to the strong financial position of the counterparty.

   The Company's loan agreements contain certain restrictive covenants. The more significant of these covenants require the Company to maintain a ratio of earnings before taxes and interest expense to interest expense of 1.15 to 1.0 for each fiscal quarter; require the Company to maintain a ratio of debt, (excluding subordinated debt due in more than one year), to equity, (including subordinated debt due in more than one year), not to exceed 4.0 to 1.0; prohibit consolidated tangible net worth, plus aggregate net assets of securitization subsidiaries, plus the aggregate amount paid by the Company on or after December 31, 1992 to redeem its stock from being less than $17 million plus 50 percent of the Company's consolidated cumulative net income from January 1, 1993; provide that the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock; and prohibit the Company's activities in mergers and acquisitions without the consent of the lender. In addition, repayment in full would be required in the event the principal shareholder and Chief Executive Officer ceases to own at least 35 percent of the Company's outstanding common stock.

   At June 30, 1995, the Company was in compliance with all covenants.

     TRANS LEASING INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (continued)

   On April 18, 1995, the Company, through a newly-created special-purpose subsidiary, TL Lease Funding Corp. IV ("TLFC IV"), established a securitized revolving credit and term loan facility (the "TLFC IV Revolving Credit Facility") with a national banking institution. The subsidiary may borrow up to $75 million (upon the earlier to occur of October 13, 1995 or the issuance of leased-backed notes expected to close on October 6, 1995, the maximum borrowing allowed under this facility will be reduced to $35 million from $75 million) on a revolving basis through March 31, 1996, with the option to convert to a term facility at any time prior to March 31, 1996. The subsidiary pays interest at a rate equal to LIBOR plus 75 basis points on these borrowings. On April 18, 1995, the Company sold leases with a net book value of approximately
$60 million to the TLFC IV for approximately $60 million in cash borrowed under this facility. On May 31, 1995, the Company sold additional leases with a net book value of approximately $18.1 million to the TLFC IV, and repurchased leases with a net book value of approximately $3.4 million form TLFC IV. The Company continues to service leases sold to TLFC IV, and used the net proceeds from the sales of leases to reduce revolving credit borrowings under its other revolving credit facility.

   Maturities of debt (notes payable to financial institutions, subordinated obligations, lease-backed obligations and leases discounted with financial institutions) during each of the succeeding five years ending June 30 and thereafter are as follows:

               1996                               $114,769,000
               1997                                 34,551,000
               1998                                 25,103,000
               1999                                  3,430,000
               2000                                          0
               Thereafter                           12,950,000

F.      Commitments:

        The Company leases its office facilities and certain office equipment. Future minimum rental commitments as of June 30, 1995 and thereafter are as follows:

                1996               $276,000
                1997                238,000
                1998                235,000
                Thereafter          919,000

     The Company leases its executive offices in Northbrook, Illinois under leases which run through May 31, 2002.

     Total rent expense for the years ended June 30, 1995, 1994, and 1993 was $353,000, $376,000, and $337,000, respectively.

                  TRANS LEASING INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (continued)

       As of June 30, 1995, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $5.3 million.

G.     Income Taxes:

     The Company adopted Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes," effective July 1, 1993. This statement supersedes the provisions of Accounting Principle Board Opinion No. 11, "Accounting for Income Taxes," under which the Company had previously been recognizing income tax expense. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to decrease net earnings by $155,000 ($.03 per share) for fiscal 1994.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1995 and 1994 are as follows:

                                                  1995          1994
                                              ------------  -------------
     Deferred Tax Liabilities:

        Differences between book
          and tax investment in
          equipment leased                     $12,785,000    $11,823,000

     Deferred Tax Assets:

        Operating loss carryforwards             2,134,000      2,079,000
        Tax credit carryforwards:
          Investment tax credits                 2,443,000      2,410,000
          Alternative minimum tax
          credits                                5,365,000      5,507,000
                                              ------------  -------------

                                                 9,942,000      9,996,000
                                              ------------  -------------
     Net deferred tax liability                $ 2,843,000   $  1,827,000
                                              ============  =============

   No valuation allowances as of June 30, 1995 and 1994 are considered necessary.

   At June 30, 1995, the Company has $2,800,000 of net operating loss carryforwards available for federal income tax purposes. The net operating loss carryforwards expire as follows:
                                                 Year of
                 Net Operating Loss             Expiration
                 ------------------             ----------
                      $  919,000                    2006
                       1,881,000                    2009

                   TRANS LEASING INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (continued)

     At June 30, 1995, the Company's investment tax credit carryforwards expire as follows:

                 Investment          Year of
                 Tax Credit        Expiration
                 ----------        ----------
                  $ 82,000            1997
                   631,000            1998
                   784,000            1999
                   699,000            2000
                   247,000            2001

     At June 30, 1995 the Company has $5,365,000 of alternative minimum tax credit carryover, which is available to offset future regular federal income taxes.

     The provision for income taxes is as follows:
                                         Year ended June 30
                              ---------------------------------------
                                1995           1994          1993
                              ----------  ------------  -------------
   Federal:
     Current                                $  130,000     $1,926,000
     Deferred                    810,000       191,000    (   878,000)
                              ----------  ------------  -------------
                                 810,000       321,000      1,048,000

   State:
     Current                      50,000                      300,000
     Deferred                    113,000        48,000    (    85,000)
                              ----------  ------------  -------------
                                 163,000        48,000        215,000
                              ----------  ------------  -------------

                              $  973,000    $  369,000     $1,263,000
                              ==========  ============  =============
     The differences between the statutory and effective tax rates are as follows:

                                            Year ended June 30
                                         --------------------------
                                           1995      1994     1993
                                         ------   -------   -------
   U.S. statutory income tax rate         34.0%     34.0%     34.0%
   State income taxes less
   federal benefit                         4.3       4.3       4.3
                                         ------   -------   -------

   Effective income tax rate              38.3%     38.3%     38.3%
                                         ======   =======   =======

                  TRANS LEASING INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (continued)

H.   Profit Sharing Plan:

   The Company has established a profit sharing 401(k) plan for its employees. The Company matches 30 percent of participants' contributions up to a maximum contribution of 6 percent of participants' compensation. Contributions charged to earnings for the years ended June 30, 1995, 1994 and 1993 were $49,000, $52,000, and $49,000, respectively.

  I.    Stockholders' Equity:

   The Company has granted to its current directors, other than the President of the Company, immediately exercisable warrants to purchase an aggregate of 205,000 shares of common stock, of which warrants to purchase 30,000 shares are exercisable at $4.25, expiring in September, 1996, 75,000 at $3.25, expiring in October, 1996, 50,000 at $5.25, expiring in June, 1997, and 50,000 at $6.00, expiring July, 1998.

   The Company has adopted an Employee Stock Option and
  Performance Unit Plan (the "1986 Plan"). Under the 1986 Plan, a committee of the Board of Directors may grant to employees of the Company stock options, appreciation rights or performance units. The maximum number of shares of common stock available for grants under the 1986 Plan and reserved for issuance by the Company is 210,000. Options to purchase 91,950 shares of common stock were granted in May, 1986, at an option price of $9.25 per share. In August, 1987, all outstanding options were forfeited by the employees and the Company granted options for the same number of shares to the same employees at an option price of $4.25 per share. These options were exercisable at any time within five years from date of grant. In August, 1993, the expiration date on these options was extended to August, 1996. At June 30, 1995, none of these options had been exercised and 29,000 options remained outstanding. Since the original grant in May, 1986, options to purchase 93,500 shares of common stock were granted at an average option price of $4.95. At June 30, 1995, none of these options had been exercised and 60,500 options remained outstanding.

   On November 17, 1992, the Company's stockholders approved an Executive Management Group Stock Option Plan (the "1992 Plan"). Under the provisions of the 1992 Plan, certain officers of the Company were granted options to purchase a total of 45,000 shares of common stock at $6.00 per share. On August 11, 1994, under the 1992 Plan, the Company granted options to Brian Cascarano, and Joseph Rabito entitling each of them to purchase 499 shares of the Company's common stock at $3.50 per share and 657 shares of the Company's common stock at $5.25 per share. At June 30, 1995, none of these options had been exercised and 37,312 options remained outstanding.

                 TRANS LEASING INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (continued)



   All options granted to the President of the Company under the 1992 Plan are exercisable for five years after the date of grant, and options granted to all other officers under the 1992 Plan are exercisable for three years after the date of grant.

  J.    Supplementary Statement of Earnings Information:

   Advertising expenses for the years ended June 30, 1995, 1994 and 1993 were $535,000, $322,000, and $258,000, respectively.

  K.    Estimated Fair Value of Financial Instruments:

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Values of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. SFAS No. 107 also excludes certain items from its disclosure requirements such as the Company's investments in leased assets.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

   Long-term debt: Fair value of the Company's long-term debt is determined utilizing current market rates based upon the market rate of debt with similar terms and conditions. The fair value of the Company's long-term debt is approximately $191,180,000 as of June 30, 1995; the carrying value is $190,803,000. As of June 30, 1994, the fair value and carrying value of the Company's long-term debt were $157,135,000 and $161,841,000, respectively.

                 TRANS LEASING INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (continued)


    Other Financial Investments: The carrying value in the balance sheet as of June 30, 1995 for cash, receivables (other than lease receivables), accrued liabilities and revolving line of credit and variable rate notes payable approximate fair value because of the short maturity of the investments or bear interest rates that approximate current market rates.

    Interest Rate Collar:    The fair value of the Company's
  interest rate collar agreement is the estimated amount that the Company would pay or receive from termination of the agreement. At June 30, 1995 the fair value of the agreement was a net asset of $80,000.

  L.    Supplementary Information to Statement of Cash Flows:

     Cash paid (received) during the year for:

                                      Year ended June 30
                            ---------------------------------------
                                1995          1994        1993
                            ------------  -----------   -----------
          Interest          $12,416,000   $10,598,000    $9,986,000
          Income Taxes         (529,000)    3,708,000       513,000


  M.    Dividends Declared:

   On May 11, 1995 the Board of Directors approved the first payment of a quarterly cash dividend, in the amount of $.03 per share, since the Company became publicly traded in 1986. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition, and capital requirements, and future dividends may be declared, reduced, or eliminated at the discretion of the Board of Directors on the basis of these or other considerations. The Company's credit facility restricts the payment of dividends on the Company's common stock unless certain financial tests are met. Under the most restrictive limitations, the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock. On August
  10, 1995, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share on August
  31, 1995 to holders of record as of August 21, 1995.

Item 9. Disagreements on Accounting and Financial Disclosure

   No Form 8-K under the Securities Exchange Act of 1934 reporting a change of accountants has been filed within the 24 months ended June 30, 1995.

                              PART III

Item 10.    Directors and Executive Officers of the Registrant

   The following table sets forth certain information regarding the Company's directors and executive officers.

     Name                          Age                   Position

Richard Grossman                     43    President, Chief Executive
                                           Officer and Chairman of the
                                           Board of Directors

Norman Smagley                       36    Vice President, Finance and
                                           Chief Financial Officer

Joseph Rabito                        37    Vice President, Operations

Brian F. Cascarano (3)               40    Vice President, Sales and
                                           Marketing

Clifford V. Brokaw, III (1)          67    Director

Larry S. Grossman (1)                46    Director

Michael J. Heyman (1) (2)            42    Director

Mark C. Matthews (2)                 43    Director

John W. Stodder (2)                  72    Director



(1)  Member of the Audit Committee of the Board of Directors.
(2)  Member of the Compensation Committee of the Board of Directors.
(3) Effective August 31, 1995, Mr. Cascarano ceased to be employed by the Company.

     Directors are elected by stockholders at each annual meeting (or, in the case of vacancy, are appointed by the directors then in office) to serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

     Richard Grossman, a co-founder of the Company, has been a director of the Company since 1972 and the President, Chief Executive Officer, Chairman and principal shareholder of the Company since 1982. From 1981 to 1982, Mr. Grossman was Executive Vice President and from 1972-1981 Vice President of the Company, with primary responsibility for developing and maintaining the Company's sources of financing.

     Norman Smagley joined the Company in March 1994 as Vice President, Finance and Chief Financial Officer. From 1991 to 1993, Mr. Smagley was Vice President and Treasurer of Genderm Corporation, an international pharmaceutical company. Mr. Smagley was Vice President, Acquisition Finance, from 1988 to 1990, Vice President, Treasury, from 1987 to 1988, and Assistant Treasurer, from 1985 to 1987, at Heller Financial, Inc., an international commercial financial services company. Prior to 1985, Mr. Smagley held various financial analyst positions with Amoco Corporation, an international energy and chemical company.

     Joseph Rabito has been Vice President of Operations since 1985. Since joining the Company in 1981, Mr. Rabito has held various positions in the Company's credit department.

     Clifford V. Brokaw, III became a director and member of the audit committee in June 1992. Since 1977, Mr. Brokaw has been President and Chief Executive Officer of Invail Energy, Inc., a Oklahoma based oil and gas production company. Prior to that time, he was a general partner of Eastman Dillon, Union Securities & Co., an investment banking firm based in New York City.

     Larry S. Grossman, a co-founder of the Company, has been a
director of the Company since August 1991.   From 1972 to 1982, Mr.
Grossman was a director and served first as a Vice-President and then
as President and Chief Executive Officer of the Company.   Since 1989,
and from 1982 to 1986, Mr. Grossman has been Chief Executive Officer and Chairman of FluoroScan Imaging Systems, Inc., the manufacturer of
the FluoroScan Imaging System, a fluoroscopic device.    From 1986 to
1989, Mr. Grossman was Chief Operating Officer and Director of Pain Prevention Labs, Inc., a manufacturer of an electronic dental anesthesia device. Larry S. Grossman is the brother of Richard Grossman.

     Michael J. Heyman has been a director and Chairman of the Audit Committee since August, 1991. Since 1994, Mr. Heyman has been President of MOKSHA Worldwide, Inc., an international marketing and merchandising concern in the apparel industry. From 1982 to 1994, Mr. Heyman was Senior Vice President of Heyman Corporation, an international marketing and merchandising concern in the apparel industry.

     Mark C. Matthews has been director and Chairman of the Compensation Committee since August, 1991. Since 1985, Mr. Matthews has been a partner with the Argent Group, a developer of commercial and residential real estate.

     John W. Stodder was a director from 1986 until August, 1991 and rejoined the Board in June, 1992. Since 1987, Mr. Stodder has been an independent corporate finance and acquisition consultant. He currently serves as a director and vice-chairman of Jostens, Inc., a manufacturer of educational, recognition and technical products and services for schools and businesses, and a director of Talley Industries, Inc., a manufacturer of industrial and defense products and developer of real estate, and Stevens Graphics Corp., a manufacturer of high volume packaging and printing machinery and equipment.

     Each director who is not an officer of the Company receives fees of $12,000 per year and is reimbursed for out-of-pocket expenditures of attending Board and committee meetings. The Company's directors have also been granted warrants to purchase shares of common stock. See "Stock Option Plans and Directors' Warrants."

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from June 30, 1994 through June 30, 1995 all of its officers, directors and greater than ten-percent beneficial owners complied with Section 16(a) filing requirements applicable to them.

Item 11.       Executive Compensation

   The following table sets forth the total annual compensation paid or accrued by the Company during the fiscal years 1993, 1994 and 1995 to the Company's Chief Executive Officer and to each of the Company's three most highly compensated executive officers other than the Chief Executive Officer.

                                  Summary Compensation Table
                                  --------------------------
                                                          Long term
                               Annual compensation       compensation
                               ----------------------    ------------
                                                  Other    Awards-    All other
Name & principal     Year    Salary     Bonus     annual   Options/   compen-
  position                    ($)        ($)     compen-  SARs (#)   sation ($)
                                                  sation
-------------------- ------- --------  --------  --------  --------  ----------
Richard Grossman,    1995    $272,000   $34,000  $35,000      -        -
President, Chief     1994     259,000      -      20,000      -      23,000
Executive Officer,   1993     247,000      -      24,000    25,000   24,000
& Chairman of the
Board of Directors

Norman Smagley,      1995     116,000    14,000     -         -       2,000
Vice President,      1994(1)   30,000      -        -       10,000     -
Finance & Chief
Financial Officer

Joseph Rabito,       1995     116,000    14,000    2,000     1,156     -
Vice President,      1994     110,000      -       2,000    10,000    2,000
Operations           1993     105,000      -         -       5,000    2,000

Brian F. Cascarano,  1995(2)  116,000    14,000    2,000     1,156     -
Vice President,      1994     110,000      -       2,000    10,000     -
Sales & Marketing    1993     105,000      -         -       5,000     -


(1) Norman Smagley became Vice President, Finance and Chief Financial Officer in March, 1994. His annualized salary for fiscal 1994 was $110,000.

(2) Effective August 31, 1995, Mr. Cascarano ceased to be employed by the Company. All outstanding options were forfeited effective August 31, 1995.

   The persons included above received certain non-cash compensation during fiscal 1995. Except in the case of Richard Grossman, such compensation did not exceed, in the case of any named individual, 10 percent of the cash compensation of such individual or, in the case of the group, 10 percent of the cash compensation for the group. The Company provides Richard Grossman with the use of an automobile and pays the premiums on split dollar life insurance policies with a face value of $5,474,000 for Richard Grossman, $500,000 for his former wife, and $100,000 for each of this three children. The premiums paid on these policies in fiscal 1995 did not exceed $125,000. These policies provide that in the event of the death of the insured, the Company will receive from the death benefits payable under the policy the amount of the premiums previously paid by the Company. The cash surrender value of these policies, up to the cumulative amount of premiums paid by the Company, is assigned to the Company. Annual increases in cash surrender value have exceeded premiums paid by the Company in each of the past three fiscal years.

   The following table sets forth the number of shares of the Company's common stock subject to stock options granted to the individuals listed in the Summary Compensation Table during fiscal 1995 pursuant to the 1992 Executive Management Group Stock Option Plan, together with related information.

                  Option Grants in Last Fiscal Year

                               Individual Grants
------------------------------------------------------------Potential realizable value at assumed
                          Percent of                         annual rates of
                          total options    Exercise          stock price
                 Options  granted to       or base   Expir-  appreciation for
                 granted  employees in     price     ation   option term
Name             (#) (1)  fiscal year (2)  ($/Sh)    date    5% ($)   10% ($)
---------------- ------- ---------------- --------  -------  ------- ---------
R. Grossman       -        - %            $-                   $-       $-

N. Smagley        -        -               -                    -        -

J. Rabito         499      14.4            3.50     8/11/97     269      559
                  657      18.9            5.25     8/11/97     355      736

B. Cascarano (3)  499      14.4            3.50     8/11/97     269      559
                  657      18.9            5.25     8/11/97     355      736

(1)  Options are immediately exercisable.

(2) The remaining 33.3 percent of options was granted to an individual who resigned during the fiscal year. These options were cancelled on the date of resignation.

(3) Effective August 31, 1995, Mr. Cascarano ceased to be employed by the Company. All outstanding options were forfeited effective August 31, 1995.

     The following table sets forth the number of shares of the Company's common stock subject to stock options exercised by the individuals listed in the Summary Compensation Table during fiscal 1995, together with related information, and the value of the unexercised options.

          Aggregated Option Exercises in Last Fiscal Year,
                      and FY-End Option Values

                                                            Value of
                                         Number of         unexercised
                                         unexercised       in-the-money
                   Shares                  options           options
                 acquired on   Value     at FY-end (#)     at FY-end ($)
                   exercise   realized   exercisable/      exercisable/
  Name              (#)         ($)      unexercisable    unexercisable
---------------- -------      --------   -------------    ----------------
R. Grossman         -         $    -       25,000/ 0        $   -   /$   0

N. Smagley          -              -       10,000/ 0           -   /    0

J. Rabito           -              -       26,156/ 0           -   /    0

B. Cascarano (1)    -              -       41,156/ 0           -   /    0

(1) Effective August 31, 1995, Mr. Cascarano ceased to be employed by the Company. All outstanding options were forfeited effective August 31, 1995.


   Directors' Warrants

   The Company has granted to each of its directors, other than Richard Grossman, immediately exercisable warrants entitling them to purchase shares of Common Stock. Larry S. Grossman, Michael J. Heyman and Mark C. Matthews each have warrants to purchase 25,000 shares at an exercise price of $3.25 and 10,000 shares at an exercise price of $6.00; Clifford V. Brokaw, III has warrants to purchase 25,000 shares at an exercise price of $5.25 and 10,000 shares at an exercise price of $6.00; and John W. Stodder has warrants to purchase 25,000 shares at an exercise price of $5.25, 30,000 shares at an exercise price of $4.25 and 10,000 shares at an exercise price of $6.00. The exercise prices of such warrants are subject to adjustment in certain events and the warrant holders have the right, under certain circumstances, to have the warrants and shares issuable thereunder included in registrations of the Company's Common Stock.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

   The table below shows, as of September 27, 1995, the shares of the Company's common stock, the only class of stock the Company has outstanding, beneficially owned by each director and for all directors and officers as a group.

                              Shares Owned                   Percent
Name                          Beneficially (1)               of Class (2)
------------------------      ----------------              ---------------
Richard Grossman (3)                 1,952,000                   47%
Norman Smagley                          10,000                       * (4)
Joseph Rabito                           28,425                       * (4)
Brian F. Cascarano (5)                   1,500                       * (4)
Clifford V. Brokaw, III                150,000                    4%
Larry S. Grossman                       39,000                       * (4)
Michael J. Heyman                       39,000                       * (4)
Mark C. Matthews                        35,000                       * (4)
John W. Stodder                         70,000                    2%

All Directors & Officers as a Group  2,324,925                   52%



(1) These figures include shares covered by options or warrants as follows: Richard Grossman -- 25,000; Norman Smagley -- 10,000; Joseph Rabito -- 26,156; Clifford V. Brokaw, III -- 35,000; Larry S. Grossman -- 35,000; Michael J. Heyman -- 35,000; Mark C. Matthews -- 35,000; John W. Stodder -- 65,000; and all officers and directors as a group -- 266,156.

(2)  Percentages are rounded to the nearest whole percentage point.

(3) Mr. Grossman's address is c/o Trans Leasing International, Inc., 3000 Dundee Road, Northbrook, IL 60062.

(4)  Indicates less than 1% of outstanding shares.

(5) Effective August 31, 1995, Mr. Cascarano ceased to be employed by the Company. All outstanding options were forfeited effective August 31, 1995.

Item 13. Certain Relationships and Related Transactions

    The Company leases two automobiles and certain equipment to Mark
C. Matthews, a director of the Company, and his affiliates. The remaining required lease payments on such leases at August 24, 1995 were approximately $30,000 in the aggregate.

    The Company leases an automobile to MOKSHA Worldwide, Inc., of which Michael J. Heyman, a director of the Company, is President. The remaining required lease payments on this lease at August 24, 1995 were approximately $42,000.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) The following documents are filed as part of this Report.
The page number, if any, listed opposite a document indicates the page number in the sequential numbering system in the manually signed original of this Report where such document can be found.

     (1) The consolidated financial statements filed as part of this Report are listed in Item 8.

     (2)  Financial Statement Schedules

          Schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

     (3)   Exhibits
     3.1(a)  Restated Certificate of Incorporation of
                    the Registrant in the State of Delaware, incorporated by reference to the Registrant's Registration Statement on Form S-1, originally filed on July 30, 1992, as amended filed September 23, 1992 with respect to an offering of its Common Stock (Registration No. 33-50228).

     3.1(b)  Certificate of Amendment to Restated Certificate of
                    Incorporation, dated December 12, 1986,
                    incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992, as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration No. 33-50228).

     3.2(a)  By-laws of the Registrant, incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992, as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration No. 33-50228).

     3.2(b)  Amendment to the By-laws of Registrant,
                    dated April 27, 1988, incorporated by reference to the Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992,  as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration No. 33-50228).

     4.1 Instruments defining the rights of holders of long-term debt of the Registrant are included in item 10 below.

     10.1    1986 Employees Stock Option and Performance Unit Plan,
                    incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on February
                    13, 1986, with respect to an offering of its Common Stock (Registration No. 33-3322).

     10.2    1992 Executive Management Group Stock Option Plan,
                    incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992, as amended filed September 23, 1992 with respect to an offering of its Common Stock (Registration No. 33-50228).

     10.3(a) Trans Leasing International, Inc. Savings Plan,
                    incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992, as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration No. 33-50228).

     10.3(b) First Amendment to Trans Leasing International, Inc.
                    Savings Plan, dated as of February 16,
                    1989, incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992, as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration No. 33-50228).

     10.3(c) Second Amendment to Trans Leasing International, Inc.
                    Savings Plan, dated as of September 16,
                    1992, incorporated by Reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992, as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration No. 33-50228).

     10.4(a) Form of 1987 directors' warrants, incorporated by
                    reference to the Registrant's
                    Registration Statement on Form S-1,
                    originally filed on July 30, 1992, as
                    amended filed September 23, 1992 with
                    respect to an offering of its Common
                    Stock (Registration No. 33-50228).

     10.4(b) Form of 1991 directors' warrants,incorporated by
                    reference to the Registrant's
                    Registration Statement on Form S-1,
                    originally filed on July 30, 1992, as
                    amended filed September 23, 1992 with
                    respect to an offering of its Common
                    Stock (Registration No. 33-50228).

     10.4(c) Form of 1992 directors' warrants, incorporated by
                    reference to the Registrant's
                    Registration Statement on Form S-1,
                    originally filed on July 30, 1992, as
                    amended filed September 23, 1992 with
                    respect to an offering of its Common
                    Stock (Registration No. 33-50228).

     10.4(d) Amendments to form of 1987 directors'warrants
                    incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992, as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration No. 33-50228).

     10.4(e) Amendments to form of 1991 directors'warrants
                    incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992, as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration No 33-50228).

     10.4(f) Amendments to form of 1992 directors'
                    warrants incorporated by reference to
                    the Registrant's Registration Statement
                    on Form S-1, originally filed on July
                    30, 1992, as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration N. 33-50228).


     10.5    Lease-backed certificate purchase
                    agreement dated March 6, 1992 between
                    Registrant and Trans Leasing Finance
                    Corp. incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-1, originally filed on July 30,
                    1992, as amended filed September 23,
                    1992 with respect to an offering of its
                    Common Stock (Registration No. 33-50228).

     10.6    Indenture dated as of October 1, 1992
                    between Registrant and American National
                    Bank and Trust Company of Chicago, as
                    Trustee, incorporated by reference to
                    the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1993 (File No. 0-15167).

     10.7    Lease-backed note purchase agreement
                    dated October 28, 1992 between
                    Registrant and TL Lease Funding Corp.
                    II,  incorporated by reference to the
                    Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1993 (File No. 0-15167).

     10.8    Lease-backed note purchase agreement
                    dated February 12, 1993 between
                    Registrant and TL Lease Funding Corp.
                    II, incorporated by reference to the
                    Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1993 (File No. 0-15167).

     10.9    Amended and Restated Contribution and
                    Sale Agreement, dated August 2, 1994,
                    between the Registrant and TL Lease
                    Funding Corp. III, incorporated by
                    reference to the Registrant's Form 10-K
                    Annual Report for the fiscal year ended
                    June 30, 1994 (File No. 0-15167).

     10.10   Receivables Acquisition Agreement, dated
                    August 2, 1994, between TL Lease Funding
                    Corp. III and Prudential Securities
                    Secured Financing Corporation,
                    incorporated by reference to the
                    Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

     10.11   Pooling and Servicing Agreement, dated
                    August 2, 1994, among the Registrant,
                    Prudential Securities Secured Financing
                    Corporation, and PSSFC Equipment Lease
                    Trust 1994-1, incorporated by reference
                    to the Registrant's Form 10-K Annual
                    Report for the fiscal year ended June
                    30, 1994 (File No. 0-15167).

     10.12   Indenture, dated August 2, 1994, between
                    PSSFC Equipment Lease Trust 1994-1 and
                    Manufacturers and Traders Trust Company, incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

     10.13   Trust Agreement, dated August 2, 1994,
                    between Prudential Securities Secured
                    Financing Corporation and Bankers Trust
                    (Delaware), incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

     10.14   Administration Agreement, dated August
                    2, 1994, between PSSFC Equipment Lease
                    Trust 1994-1 and the Registrant,
                    incorporated by reference to the
                    Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994
                    (File No. 0-15167).

     10.15   Loan and Security Agreement, dated
                    August 2, 1994, between Prudential
                    Securities Secured Financing Corporation and First Union National Bank of North Carolina, incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

     10.16   Credit Agreement dated as of December 9,
                    1994 between Registrant and First Union
                    National Bank of North Carolina,
                    incorporated by reference to the
                    Registrant's Form 10-Q Quarterly Report
                    for the quarter period ended December
                    31, 1994 (File No. 0-15167).

     10.17   Amended and Restated Note Agreement
                    dated as of November 30, 1994 between
                    Registrant and certain lenders named
                    therein, incorporated by reference to
                    the Registrant's Form 10-Q Quarterly
                    Report for the quarter period ended
                    December 31, 1994 (File No. 0-15167).

     10.18   Amended and Restated Note Agreement
                    dated as of November 30, 1994 between
                    Registrant and Massachusetts Mutual Life
                    Insurance Company, incorporated by
                    reference to the Registrant's Form 10-Q
                    Quarterly Report for the quarter period
                    ended December 31, 1994 (File No. 0-15167).

     10.19   Amendment No. 1 dated as of March 29,
                    1995 to Credit Agreement dated December
                    9, 1994 between Registrant and First
                    Union National Bank of North Carolina.           60

     10.20   Revolving Credit and Term Loan and
                    Security Agreement dated as of April 18,
                    1995 between TL Lease Funding Corp. IV
                    and First Union National Bank of North
                    Carolina, incorporated by reference to
                    the Registrant's Form 10-Q Quarterly
                    Report for the quarter period ended
                    March 31, 1995 (File No. 0-15167).

     10.21   Limited Recourse Agreement dated as of
                    April 18, 1995 between Registrant and
                    First Union National Bank of North
                    Carolina, incorporated by reference to
                    the Registrant's Form 10-Q Quarterly
                    Report for the quarter period ended
                    March 31, 1995 (File No. 0-15167).

     10.22   Servicing Agreement dated as of April
                    18, 1995 between TL Lease Funding Corp.
                    IV and First Union National Bank of
                    North Carolina, incorporated by
                    reference to the Registrant's Form 10-Q
                    Quarterly Report for the quarter period ended March 31, 1995 (File No. 0-15167).

     10.23   Contribution and Sale Agreement dated as
                    of April 18, 1995 between Registrant and
                    TL Lease Funding Corp IV,  incorporated
                    by reference to the Registrant's Form
                    10-Q Quarterly Report for the quarter
                    period ended March 31, 1995 (File No. 0-15167).

     10.24   Amendment No. 2 dated as of April 18,
                    1995 to Credit Agreement dated December
                    9, 1994 between Registrant and First
                    Union National Bank of North Carolina,
                    incorporated by reference to the
                    Registrant's Form 10-Q Quarterly Report
                    for the quarter period ended March 31,
                    1995 (File No. 0-15167).

     10.25   Amendment No. 1 dated as of June 19,
                    1995 to Revolving Credit and Term Loan
                    and Security Agreement dated as of April
                    18, 1995 between TL Lease Funding Corp.
                    IV and First Union National Bank of
                    North Carolina.                                  61

     10.26   Amendment No. 1 dated as of June 19,
                    1995 to Limited Recourse Agreement dated
                    as of April 18, 1995 between Registrant
                    and First Union National Bank
                    of North Carolina.                               63

     10.27   Amendment No. 3 dated as of September 8,
                    1995 to Credit Agreement dated as of
                    December 9, 1994 between Registrant and
                    First Union National Bank of North
                    Carolina.                                        65

     10.28   Amendment No. 2 dated as of September 8,
                    1995 to Revolving Credit and Term Loan
                    and Security Agreement dated as of April
                    18, 1995 between TL Lease Funding Corp
                    IV and First Union National Bank of
                    North Carolina.                                  66

     10.29   Amendment No. 3 dated as of September
                    27, 1995 to Revolving Credit and Term
                    Loan  and Security Agreement dated as of
                    April  18, 1995 between TL Lease Funding
                    Corp  IV and First Union National Bank
                    of North Carolina.                               67

     10.30   Amendment No. 4 dated as of September
                    27, 1995 to Credit Agreement dated as of
                    December 9, 1994 between Registrant and
                    First Union National Bank of North
                    Carolina.                                        70

     10.31   Amendment dated as of December 9, 1994
                    to Credit Agreement dated as of
                    December 9, 1994 between Registrant and
                    First Union National Bank of North
                    Carolina.                                        72


     10.32   Amendment dated as of May 11, 1995 to
                    Credit Agreement dated as of  December
                    9, 1994 between Registrant and First
                    Union National Bank of North Carolina.           73


     22.1    Subsidiaries of the Registrant.
                                                                     74
     27      Financial Data Schedule
                                                                     75

(b)   Reports on Form 8-K

        No Form 8-K has been filed by the Registrant during the last quarter covered by this report.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of this 29th day of September, 1995.



                                        TRANS LEASING INTERNATIONAL, INC.



                                        By:   RICHARD GROSSMAN
                                        ----------------------------------
                                              Richard Grossman
                                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of this 29th day of September, 1995.



    RICHARD GROSSMAN                  President, Chief Executive Officer,
    -------------------------         Chairman of the Board of Directors
    Richard Grossman


    NORMAN SMAGLEY                    Vice President, Finance and
    -------------------------         Chief Financial Officer
    Norman Smagley                    (Principal Accounting and Financial
                                      Officer)

    JOSEPH RABITO                     Vice President, Operations
    -------------------------
    Joseph Rabito


    CLIFFORD V. BROKAW, III           Director
    -------------------------
    Clifford V. Brokaw, III


    LARRY S. GROSSMAN                 Director
    -------------------------
    Larry S. Grossman


    MICHAEL J. HEYMAN                 Director
    -------------------------
    Michael J. Heyman


    MARK C. MATTHEWS                  Director
    -------------------------
    Mark C. Matthews


    JOHN W. STODDER                   Director
    -------------------------
    John W. Stodder