Form 10-Q
period 1995-09-30
TRANS LEASING INTERNATIONAL INC
filed 1995-11-20
CIK 789577

  -------------------------------------------------------------------------

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

           ---------------------------------------------
                              FORM 10-Q
(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the quarter period ended September 30, 1995
                                 OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to ____________
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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__    No____

     The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of November 10, 1995 was 4,099,075.

-------------------------------------------------------------------------
Total number of pages: 237
Exhibit index appears on page 16.

                 TRANS LEASING INTERNATIONAL, INC.

                                INDEX


                                                                     Page
                                                                    Number

PART I.   FINANCIAL INFORMATION

 Item 1.   Condensed Consolidated Financial Statements

              Independent Accountants' Review Report                    4

              Condensed Consolidated Statements of Operations           5
                   Three-month periods ended
                   September 30, 1995
                   and 1994 (unaudited)

              Condensed Consolidated Balance Sheets                     6
                   September 30, 1995
                   (unaudited)
                   and June 30, 1995

              Condensed Consolidated Statements
               of Cash Flows                                            7
                   Three-month periods ended
                   September 30, 1995 and 1994
                   (unaudited)

              Notes to Condensed Consolidated
               Financial Statements                                     8
               (unaudited)

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10

PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                            14

PART I       FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of Trans Leasing International, Inc. (the "Company") as of September 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Trans
Leasing International, Inc. as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 1, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Chicago, Illinois
November 10, 1995

                            TRANS LEASING INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (UNAUDITED)
                                                     Three months
                                                        ended
                                                      September 30,
                                                 1995          1994
                                           --------------  --------------
REVENUES:
Lease income                                  $8,301,000      $7,035,000
Other                                            283,000         165,000
                                           --------------  --------------
   Total Revenues                              8,584,000       7,200,000

EXPENSES:
   Interest                                    3,677,000       3,143,000
   General and administrative                  2,752,000       2,327,000
   Provision for uncollectible accounts        1,246,000       1,020,000
                                           --------------  --------------
   Total Expenses                              7,675,000       6,490,000
                                           --------------  --------------

EARNINGS BEFORE INCOME TAXES                     909,000         710,000

INCOME TAXES                                     348,000         271,000
                                           --------------  --------------

NET EARNINGS                                    $561,000        $439,000
                                           ==============  ==============


EARNINGS PER COMMON SHARE                          $0.13           $0.10

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                   4,198,400       4,371,900

 See notes to condensed consolidated financial statements.

                         TRANS LEASING INTERNATIONAL, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                       September 30,      June 30,
                                                                          1995               1995
                                                                    ----------------   --------------
         ASSETS                                                     (UNAUDITED)
CASH                                                                     $2,917,000       $3,758,000

RESTRICTED CASH                                                          12,923,000       12,988,000

NET INVESTMENT IN DIRECT FINANCE LEASES:
   Future minimum lease payments                                        229,736,000      219,718,000
   Estimated unguaranteed residual value                                 20,235,000       19,823,000
                                                                    ----------------   --------------
                                                                        249,971,000      239,541,000
   Less: Unearned lease income                                          (41,576,000)     (39,965,000)
         Allowance for uncollectible accounts                            (7,232,000)      (6,482,000)
                                                                    ----------------   --------------
                                                                        201,163,000      193,094,000
                                                                    ----------------   --------------
LEASE FINANCING RECEIVABLES, less allowance for
   uncollectible accounts of $168,000 and $151,000, respectively          5,164,000        4,977,000

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation                                                           6,075,000        5,423,000

INCOME TAXES RECOVERABLE                                                  1,382,000        1,464,000

OTHER ASSETS                                                              4,931,000        4,679,000
                                                                    ----------------   --------------
         TOTAL ASSETS                                                  $234,555,000     $226,383,000
                                                                    ================   ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    $8,594,000       $7,067,000

NOTES PAYABLE TO FINANCIAL INSTITUTIONS                                  56,025,000       49,175,000

LEASE-BACKED OBLIGATIONS                                                119,291,000      119,788,000

SUBORDINATED OBLIGATIONS                                                 21,840,000       21,840,000

DEFERRED INCOME TAXES                                                     2,843,000        2,843,000
                                                                    ----------------   --------------
         TOTAL LIABILITIES                                              208,593,000      200,713,000
                                                                    ----------------   --------------

COMMITMENTS AND CONTINGENCIES                                                     0                0

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1.00;
         authorized 2,500,000 shares; none issued
   Common stock, par value $.01; authorized
         10,000,000 shares; issued 4,798,500 shares                          48,000           48,000
   Additional paid-in capital                                             9,879,000        9,879,000
   Retained earnings                                                     17,905,000       17,471,000
   Less 631,225 and 586,525 shares respectively, held in treasury,
         at cost                                                         (1,870,000)      (1,728,000)
                                                                    ----------------   --------------
         TOTAL STOCKHOLDERS'  EQUITY                                     25,962,000       25,670,000
                                                                    ----------------   --------------
                                                                       $234,555,000     $226,383,000
                                                                    ================   ==============

See notes to condensed consolidated financial statements.


                         TRANS LEASING INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (UNAUDITED)
                                                                      Three months
                                                                         ended
                                                                     September 30,
                                                                 1995             1994
                                                            --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $561,000         $439,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Leasing costs, primarily provision
        for uncollectible accounts and
        amortization of initial direct costs                    1,788,000        1,529,000
      Depreciation and amortization                               369,000          132,000
      Initial direct costs incurred                              (576,000)        (578,000)
  Changes in:
      Accounts payable and accrued expenses                     1,527,000          634,000
      Income taxes recoverable                                     82,000          222,000
      Other assets                                               (271,000)        (885,000)
      Other                                                                         10,000
                                                            --------------   --------------
         Net cash provided by operating activities              3,480,000        1,503,000
                                                            --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on leases                              20,702,000       15,758,000
  Equipment purchased for leasing                             (29,272,000)     (25,199,000)
  Purchase of lease financing receivables                        (833,000)         (92,000)
  Purchase of property and equipment                           (1,161,000)        (490,000)
  Disposal of property and equipment                              159,000           30,000
                                                            --------------   --------------
         Net cash used in investing activities                (10,405,000)      (9,993,000)
                                                            --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to financial institutions          25,425,000       19,000,000
  Repayment of notes payable to financial institutions        (18,575,000)     (11,844,000)
  Issuance of lease-backed obligations                         17,591,000       50,452,000
  Repayment of lease-backed obligations                       (18,088,000)     (50,020,000)
  Payment of dividends on common stock                           (127,000)
  Purchase of treasury stock                                     (142,000)
                                                            --------------   --------------
         Net cash provided by financing activities              6,084,000        7,588,000
                                                            --------------   --------------
NET DECREASE IN CASH                                             (841,000)        (902,000)

CASH, beginning of period                                       3,758,000        3,297,000
                                                            --------------   --------------
CASH, end of period                                            $2,917,000       $2,395,000
                                                            ==============   ==============

See notes to condensed consolidated financial statements.

                  TRANS LEASING INTERNATIONAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited)


NOTE A - FINANCIAL STATEMENTS:
------------------------------

    The condensed consolidated balance sheet of Trans Leasing International, Inc. (the "Company") as of September 30, 1995, and the condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1995 and 1994, have been prepared by the Company without audit. The condensed consolidated balance sheet at June 30, 1995, has been taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, and the results of operations and cash flows for the periods presented have been made. The results of operations for the period ended September 30, 1995, are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 annual report to stockholders.

    Certain reclassifications have been made to prior years to conform with the presentation used in fiscal 1996.


NOTE B - ACCOUNTING FOR INTEREST RATE COLLAR AGREEMENT:
-------------------------------------------------------

    The Company has an amortizing interest rate collar agreement which effectively fixes the interest rate on its floating-rate lease-backed notes issued in October 1992 at 5.75%. The notional amount of the collar declines over time to match the scheduled amortization of the related note and, as of September 30, 1995, was $8,496,000.

    Interest received from or paid to the counterparty under this agreement is netted against or added to interest expense on the Company's statement of operations. There is no market risk associated with this agreement as it is used to hedge floating-rate debt. The Company is exposed to potential non-performance by the counterparty to the interest rate agreement, though the Company does not anticipate non-performance due to the strong financial position of the counterparty.

NOTE C - SUBSEQUENT EVENTS:
---------------------------
    On October 6, 1995, the Company issued approximately $90 million 6.40% senior notes and approximately $11 million 7.55% subordinated notes through a newly-formed limited-purpose business trust. The assets of the trust securing such indebtedness include equipment leases and the interest in the underlying equipment acquired from TL Lease Funding Corp. IV (a special-purpose subsidiary of the Company, "TLFC IV") which in turn acquired such assets from the Company at various times prior to the issuance of the notes. This securitization transaction was afforded financing accounting treatment and there will be no gain or loss impact on consolidated earnings. The Company continues to service the leases and the trust makes monthly principal and interest payments to the note holders from lease collections. Proceeds from the transaction were used to repay borrowings under the TLFC IV revolving credit facility in the amount of $74 million, to repay borrowings under the Company's revolving credit agreement in the amount of approximately $20 million and the remainder for general corporate purposes. Upon completion of this transaction, the TLFC IV revolving credit facility was terminated and the Company's revolving credit agreement was amended to decrease the Company's borrowing capacity from $30 million to $15 million. As of November 10, 1995, outstanding loans under the Company's revolving credit agreement were $9.9 million and unused borrowing capacity was $5.1 million.

    On November 9, 1995 the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on December 8, 1995 to holders of record as of November 24, 1995.

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

      Substantially all of the Company's lease receivables are written at a fixed rate for a fixed term. The Company's borrowings on the other hand are at both fixed and variable rates of interest. The Company borrows under a revolving credit facility at a variable interest rate (see "Liquidity and Capital Resources") and periodically refinances that debt on a fixed-rate basis through either private placements of institutional debt, a fixed-rate loan option in the revolving credit agreement, securitization of lease receivables or the sale of debt in the public market. To the extent the Company refinances with fixed-rate debt, the Company locks in the spread in its portfolio.

      The Company has experienced growth in the dollar amount of new lease receivables added to its portfolio during each of the last five fiscal years. In analyzing the Company's financial statements, it is important to understand the impact of lease receivable growth during an accounting period on lease income and net earnings.

      For financial reporting purposes, substantially all of the Company's leases are classified as direct finance leases and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." The Company accounts for its investment in direct finance leases by recording on the balance sheet the total minimum lease payments receivable plus the estimated residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total minimum lease payments plus the estimated residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by a method which approximates the effective interest method, i.e., application of a constant periodic rate of return to the declining net investment in each lease. As a result, during a period in which the Company realizes growth in new lease receivables, lease income should also increase, but at a lesser rate.

      Initial direct costs incurred in consummating a lease, principally commissions, are capitalized as part of the net investment in direct finance leases and amortized over the lease term as a reduction in the yield. An allowance for uncollectible accounts is provided over the terms of the underlying leases as the leases are determined to be uncollectible.

RESULTS OF OPERATIONS
---------------------

      Lease income increased $1,266,000 (18.0%) in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 due primarily to a 16.0% increase in the net investment in direct finance leases from September 30, 1994 to September 30, 1995. In addition, the increase in lease income is attributable to an increase in lease-related fees of $69,000 (10.2%) in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995.

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

      Interest expense increased $534,000 (17.0%) in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. This increase resulted from an increase in the amounts borrowed to finance the growth in the lease portfolio. Interest expense as a percent of lease income decreased to 44.3% in the first quarter of fiscal 1996 from 44.7% in the first quarter of fiscal 1995. Interest expense is reported net of the impact of interest rate swaps used to fix the rate on floating rate financings, the effect of which was to decrease interest expense by $23,000 for the first quarter in fiscal 1996 and increase interest expense $85,000 for the first quarter in fiscal 1995.

      General and administrative expense increased $425,000 (18.3%) in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 primarily due to an increase in employees to accommodate the Company's continued growth. General and administrative expense as a percent of lease income remained relatively constant at 33.2% in the first quarter of fiscal 1996 compared to 33.1% in the first quarter of fiscal 1995.

      The provision for uncollectible accounts increased $226,000 (22.1%) in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The increase over this period resulted primarily from the increase in the size of the Company's lease portfolio. The provision for uncollectible accounts as a percent of lease income was 15.0% in the first quarter of fiscal 1996 and 14.5% in the first quarter of fiscal 1995.

      Earnings before income taxes increased 28.0% to $909,000 compared with $710,000 for the like quarter of the prior year. Net earnings for the first quarter of fiscal 1996 increased by 27.8% to $561,000, or $.13 per share, compared with $439,000, or $.10 per share, for the like quarter of the prior year. The increases in both earnings before income taxes and net earnings for the first quarter of fiscal 1996 are primarily due to the increase in lease income and the decrease in interest expense as a percent of lease income, as discussed above.

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

      Net cash used in investing activities, which was $10.4 million in the first quarter of fiscal 1996 and $10.0 million in the first quarter of fiscal 1995, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuances of debt and lease-backed obligations over repayments of these debt instruments) was $6.1 million in the first quarter of fiscal 1996 and $7.6 million in the first quarter of fiscal 1995. The remaining funds used in investing activities were provided by operating cash flows and cash on hand at the beginning of the period. As of September 30, 1995, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $6.8 million.

      The Company borrows under its revolving credit agreement from time to time to fund its operations. As the Company has approached full utilization under this agreement, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. These long-term debt and lease-backed obligations are issued either with fixed interest rates or with floating interest rates combined with interest rate swaps to lock in a fixed rate. The Company intends to continue to issue long-term debt and lease-backed obligations in both the institutional private placement and public markets to reduce its exposure to floating rates associated with revolving credit borrowings.

      On October 6, 1995, the Company issued approximately $90 million 6.40% senior notes and approximately $11 million 7.55% subordinated notes through a newly-formed limited-purpose business trust. The assets of the trust securing such indebtedness include equipment leases and the interest in the underlying equipment acquired from TL Lease Funding Corp. IV (a special-purpose subsidiary of the Company, "TLFC IV"), which in turn acquired such assets from the Company at various times prior to the issuance of the notes. This securitization transaction was afforded financing accounting treatment and there will be no gain or loss impact on consolidated earnings. The Company continues to service the leases and the trust makes monthly principal and interest payments to the note holders from lease collections. Proceeds from the transaction were used to repay borrowings under the TLFC IV revolving credit facility in the amount of $74 million, to repay borrowings under the Company's revolving credit agreement in the amount of approximately $20 million and the remainder for general corporate purposes. Upon completion of this transaction, the TLFC IV revolving credit facility was terminated and the Company's revolving credit agreement was amended to decrease the Company's borrowing capacity from $30 million to $15 million. As of November 10, 1995, outstanding loans under the Company's revolving credit agreement were $9.9 million and unused borrowing capacity was $5.1 million.

      The Company believes that the unused portions of the credit facilities, increasing principal payments on leases and continued placement of debt and lease-backed obligations in the public and/or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities. The Company was in compliance with all of the provisions of its loan agreements and its revolving credit facilities at September 30, 1995.

      On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. The Board determined that this stock repurchase program is in the best interests of the Company and its shareholders given the significant discount to book value at which the Company's common stock is currently trading. As of September 30, 1995, 204,625 shares have been repurchased at a total cost of $692,000 under this program.

      On November 9, 1995 the Board of Directors approved the third consecutive payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on December 8, 1995 to holders of record as of November 24, 1995.

PART II.  OTHER INFORMATION.

ITEM 6.   Exhibits and Reports on Form 8-K.

      (a) List of Exhibits Filed with Form 10-Q:

          10.33 Amended and Restated Contribution and Sale Agreement, dated as of October 6, 1995, between Registrant and TL Lease Funding Corp. IV.
          10.34 Pooling and Servicing Agreement, dated as of October 6, 1995, among Registrant, TL Lease Funding Corp. IV and TLFC IV Equipment Lease Trust 1995-1.

          10.35 Indenture, dated as of October 6, 1995, between TLFC IV Equipment Lease Trust 1995-1 and Manufacturers and Traders Trust Company.

          10.36 Trust Agreement, dated as of October 6, 1995, between TL Lease Funding Corp. IV and Bankers Trust
                (Delaware).

          10.37 Administration Agreement, dated as of October 6,
                1995, between Registrant and TLFC IV Equipment Lease
                Trust 1995-1.

          27    Financial Data Schedule


      (b) Reports on Form 8-K

        During the first quarter of fiscal 1996, the Company filed a Current Report on Form 8-K, dated July 28, 1995, containing no financial statements but describing, under
        Item 5, certain loss and delinquency information with respect to the Company for fiscal 1995.

                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TRANS LEASING INTERNATIONAL, INC.
                                   (Registrant)



DATE:   November 14, 1995          RICHARD GROSSMAN
        ---------------------      -----------------------------------
                                   Richard Grossman
                                   President, Chief Executive Officer,
                                   Chairman of the Board of Directors



DATE:   November 14, 1995          NORMAN SMAGLEY
        ---------------------      -----------------------------------
                                   Norman Smagley
                                   Vice President, Finance, and
                                   Chief Financial Officer

                            Exhibit Index


Exhibit No.  Description of Exhibit                                     Page No
-----------  --------------------------------------------------------  --------
10.33        Amended and Restated Contribution and Sale                    17
             Agreement, dated as of October 6, 1995, between Registrant and TL Lease Funding Corp. IV.

10.34        Pooling and Servicing Agreement, dated as of                  45
             October 6, 1995, among Registrant, TL Lease Funding
             Corp. IV and TLFC IV Equipment Lease Trust 1995-1.

10.35        Indenture, dated as of October 6, 1995, between TLFC IV      105
             Equipment Lease Trust 1995-1 and Manufacturers and
             Traders Trust Company.

10.36        Trust Agreement, dated as of October 6, 1995, between        189
             TL Lease Funding Corp. IV and Bankers Trust (Delaware).

10.37        Administration Agreement, dated as of October 6, 1995,       224
             between Registrant and TLFC IV Equipment Lease Trust
             1995-1.

27           Financial Data Schedule                                      237