Form 10-Q
period 1995-12-31
TRANS LEASING INTERNATIONAL INC
filed 1996-02-14
CIK 789577

    ___________________________________________________________________

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                 _______________________________________

                              FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the quarter period ended December 31, 1995
                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    --------------
      Commission file number 0-15167

                  TRANS LEASING INTERNATIONAL, INC.
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                36-2747735
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

3000 Dundee Road, Northbrook, Illinois                    60062
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

     Registrant's telephone number, including area code (847) 272-1000


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
     The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of February 9, 1996 was 4,045,375.
___________________________________________________________________________

                    TRANS LEASING INTERNATIONAL, INC.
                    ---------------------------------
                                  INDEX


                                                                    Page
                                                                   Number
                                                                   ------
PART I. FINANCIAL INFORMATION

 Item 1.Condensed Consolidated Financial Statements

           Independent Accountants' Review Report                     4

           Condensed Consolidated Statements of Operations            5
                Three-month and six-month
                periods ended December 31, 1995
                and 1994 (unaudited)

           Condensed Consolidated Balance Sheets                      6
                December 31, 1995
                and June 30, 1995
                (unaudited)

          Condensed Consolidated Statements
           of Cash Flows                                              7
                Six-month periods ended
                December 31, 1995 and 1994
                (unaudited)

          Notes to Condensed Consolidated
           Financial Statements                                       8
           (unaudited)

 Item 2.Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          10

PART II.  OTHER INFORMATION

 Item 4.Submission of Matters to a Vote of Security Holders          14

 Item 6.Exhibits and Reports on Form 8-K                             14

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------


To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of Trans Leasing International, Inc. (the "Company") as of December 31, 1995, the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1995 and 1994, and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Chicago, Illinois
February 9, 1996

                    TRANS LEASING INTERNATIONAL, INC.
                    ---------------------------------
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              -----------------------------------------------
                               (Unaudited)

                            Three months                Six months
                                ended                      ended
                             December 31                December 31
                       -----------------------    -------------------------
                          1995        1994            1995          1994
                       ----------   ----------    -----------   -----------
REVENUES:
  Lease income        $ 8,517,000  $ 7,326,000   $ 16,818,000  $ 14,361,000
  Other                   346,000      212,000        629,000       377,000
                        ---------    ---------     ----------    ----------
  Total Revenues        8,863,000    7,538,000     17,447,000    14,738,000

EXPENSES:
  Interest              3,866,000    3,400,000      7,543,000     6,543,000
  General and
     administrative     3,107,000    2,484,000      5,859,000     4,811,000
  Provision for uncol-
     lectible accounts  1,311,000    1,086,000      2,557,000     2,106,000
                        ---------    ---------     ----------    ----------
   Total Expenses       8,284,000    6,970,000     15,959,000    13,460,000
                        ---------    ---------     ----------    ----------
EARNINGS BEFORE
   INCOME TAXES           579,000      568,000      1,488,000     1,278,000

INCOME TAXES              222,000      218,000        570,000       489,000
                        ---------    ---------     ----------    ----------

NET EARNINGS              357,000      350,000        918,000       789,000
                        =========    =========     ==========    ==========

EARNINGS PER COMMON SHARE    $.09         $.08           $.22          $.18


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING     4,097,800    4,353,700      4,147,800     4,362,800

         See notes to condensed consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                 (Unaudited)
                                                December 31,     June 30,
                                                   1995            1995
                                               ------------    ------------
             ASSETS
             ------
CASH                                           $  4,888,000    $  3,758,000

RESTRICTED CASH                                  16,275,000      12,988,000

NET INVESTMENT IN DIRECT FINANCE LEASES:
  Future minimum lease payments                 244,950,000     219,718,000
  Estimated unguaranteed residual value          20,968,000      19,823,000
                                                -----------     -----------
                                                265,918,000     239,541,000
  Less: Unearned income                         (43,941,000)    (39,965,000)
     Allowance for uncollectible accounts       ( 7,875,000)    ( 6,482,000)
                                                -----------     -----------
                                                214,102,000     193,094,000
LEASE FINANCING RECEIVABLES, less allowance for
  uncollectible accounts of $178,000 and
  $151,000, respectively                          5,364,000       4,977,000

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation                        7,033,000       5,423,000

INCOME TAXES RECOVERABLE                          1,034,000       1,464,000

OTHER ASSETS                                      6,065,000       4,679,000
                                                -----------     -----------
     TOTAL ASSETS                              $254,761,000    $226,383,000

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES          $  8,469,000    $  7,067,000

NOTES PAYABLE TO FINANCIAL INSTITUTIONS          34,650,000      49,175,000

LEASE-BACKED OBLIGATIONS                        161,144,000     119,788,000

SUBORDINATED OBLIGATIONS                         21,840,000      21,840,000

DEFERRED INCOME TAXES                             2,843,000       2,843,000
                                                -----------     -----------
     TOTAL LIABILITIES                          228,946,000     200,713,000
                                                ===========     ===========


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $1.00;
       authorized 2,500,000 shares; none issued
     Common stock, par value $.01; authorized
       10,000,000 shares;issued 4,798,500 shares    48,000          48,000
     Additional paid-in capital                  9,879,000       9,879,000
     Retained earnings                          18,139,000      17,471,000
     Less 743,125 and 586,525 shares
       respectively,held in treasury, at cost  ( 2,251,000)    ( 1,728,000)
                                                ----------      ----------
     TOTAL STOCKHOLDERS' EQUITY                 25,815,000      25,670,000

     TOTAL LIABILITIES & STOCKHOLDERS'EQUITY  $254,761,000    $226,383,000
                                               ===========     ===========

           See notes to condensed consolidated financial statements.

                                    -6-

                      TRANS LEASING INTERNATIONAL, INC.
                      ---------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------
                                (Unaudited)
                                                      Six months ended
                                                         December 31
                                                     -------------------
                                                     1995           1994
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                  $    918,000   $   789,000
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Leasing costs, primarily provision for
        uncollectible accounts and amortization
        of initial direct costs                    3,622,000     3,149,000
      Depreciation and amortization                  784,000       306,000
      Initial direct costs incurred              ( 1,287,000)   (1,162,000)
  Changes in:
      Accounts payable and accrued expenses        1,402,000       967,000
      Income taxes recoverable                       430,000     1,107,000
      Other assets                               ( 1,423,000)   (  745,000)
      Other                                      (    41,000)   (    1,000)
                                                  ----------    ----------
      Net cash provided by operating activities    4,405,000     4,410,000
                                                  ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on leases                 39,437,000    34,839,000
  Equipment purchased for leasing                (64,586,000)  (51,383,000)
  Purchase of lease financing receivables        ( 1,827,000)  (   329,000)
  Purchase of property and equipment             ( 2,647,000)  ( 1,743,000)
  Disposal of property and equipment                 290,000       130,000
                                                  ----------    ----------
      Net cash used in investing activities      (29,333,000)  (18,486,000)
                                                  ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to financial
    institutions                                  60,400,000    69,545,000
  Repayment of notes payable to financial
    institutions                                 (74,925,000)  (46,857,000)
  Issuance of lease-backed obligations           152,070,000    50,453,000
  Repayment of lease-backed obligations         (110,714,000)  (59,222,000)
  Payment of dividends on common stock           (   250,000)            0
  Purchase of treasury stock                     (   523,000)  (   356,000)

      Net cash provided by financing activities   26,058,000    13,563,000
                                                  ----------    ----------
NET INCREASE (DECREASE) IN CASH                    1,130,000   (   513,000)


CASH, beginning of period                          3,758,000     3,297,000
                                                  ----------    ----------
CASH, end of period                              $ 4,888,000   $ 2,784,000
                                                  ==========    ==========

         See notes to condensed consolidated financial statements.

                      TRANS LEASING INTERNATIONAL, INC.
                      ---------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                (Unaudited)
Note A - Financial Statements:
------------------------------
     The condensed consolidated balance sheet of Trans Leasing International, Inc. (the "Company") as of December 31, 1995, the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 1995 and 1994, have been prepared by the Company without audit. The condensed consolidated balance sheet as of June 30, 1995, has been taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 1995, and the results of operations and cash flows for the periods presented have been made. The results of operations for the period ended December 31, 1995, are not necessarily indicative of the operating results for the full year.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 annual report to stockholders.
     Certain reclassifications have been made to amounts reported in prior years to conform with the presentation used in the fiscal 1996 financial statements.

Note B - Accounting for Interest Rate Collar Agreement:
-------------------------------------------------------
     The Company has an amortizing interest rate collar agreement which effectively fixes the interest rate on its floating-rate lease-backed notes issued in October, 1992 at 5.75%. The notional amount of the collar declines over time to match the scheduled amortization of the related note and, as of December 31, 1995, was $6,769,000.
     Interest received from or paid to the counterparty under this agreement is netted against or added to interest expense on the Company's statement of operations. There is no market risk associated with this agreement as it is used to hedge floating-rate debt. The Company is exposed to potential non-performance by the counterparty to the interest rate collar agreement, though the Company does not anticipate non-performance due to the strong financial position of the counterparty.

Note C - Subsequent Events:
---------------------------
     On January 24, 1996 the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on February 20, 1996 to holders of record as of February 5, 1996.

      On January 31, 1996, the Company executed a new syndicated revolving credit facility agented by a money center bank in the amount of $30 million with an expiration date of January 30, 1997. The initial proceeds from this new revolving credit facility were used to pay off the Company's existing revolving credit agreement, to fund new leases, and for general corporate purposes.

Note D - Commitments:
---------------------
      As of December 31, 1995, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $7.1 million.

Note E - Pending Accounting Standards:
--------------------------------------
      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages entities to adopt a fair value based method of accounting for the compensation cost of employee stock compensation plans. The statement allows an entity to continue the application of the accounting method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", however pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required. The disclosure requirements of this statement will be adopted in fiscal 1997. Results of operations and financial position will not be affected by the adoption of this statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
GENERAL
-------
        The Company's operations are comprised almost exclusively of lease financing. The Company realizes net earnings to the extent that lease income, net of both a provision for uncollectible accounts and related costs exceeds interest expense and general and administrative expense. Interest expense is the single largest expense of the Company and is a function of the amounts borrowed by the Company to finance its lease portfolio and the interest rates associated with those borrowings. The difference between lease income and interest expense is generally referred to as the "spread" in the portfolio.
        Substantially all of the Company's lease receivables are written at a fixed rate for a fixed term. The Company's borrowings on the other hand are at both fixed and variable rates of interest. The Company borrows funds under two revolving credit facilities at variable interest rates (see "Liquidity and Capital Resources"). The Company has periodically refinanced its revolving credit loans through the issuance of debt and lease-backed obligations in both the institutional private placement and public markets. The refinancings have been executed by issuing either fixed-rate debt or floating- rate debt converted to a fixed-rate through an interest rate swap or collar agreement. To the extent the Company refinances on a fixed-rate basis, the Company locks in the spread on that portion of its portfolio.
        The Company has experienced growth in the dollar amount of new lease receivables added to its portfolio during each of the past five fiscal years. In analyzing the Company's financial statements, it is important to understand the impact of lease receivable growth during an accounting period on lease income and net earnings.
        For financial reporting purposes, substantially all of the Company's leases are classified as direct finance leases and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No.13, "Accounting for Leases". The Company accounts for its investment in direct finance leases by recording on the balance sheet the total minimum lease payments receivable plus the estimated residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total minimum lease payments plus the estimated residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method, i.e., application of a constant periodic rate of return to the declining net investment in each lease. As a result, during a period in which the Company realizes growth in new lease receivables, lease income should also increase, but at a lesser rate.
        Initial direct costs incurred in consummating a lease, principally commissions, are capitalized as part of the net investment in direct finance leases and amortized over the lease term as a reduction in the yield. An allowance for uncollectible accounts is provided for over the terms of the underlying leases as the leases are determined to be uncollectible.

RESULTS OF OPERATIONS
---------------------
        Lease income increased $2,457,000 (17.1%) in the first six months of fiscal 1996 compared with the like period of fiscal 1995, and $1,191,000 (16.3%) in the second quarter of fiscal 1996 as compared with the second quarter of fiscal 1995. The increase in lease income is due primarily to a 19.5% increase in the net investment in direct finance leases from December 31, 1994 to December 31, 1995 as well as increases in lease-related income of $447,000 (40.9%) in the first six months of fiscal 1996 and $147,000 (24.4%) in the second quarter of fiscal 1996 as compared with the comparable fiscal 1995 periods.
        The growth in the Company's lease portfolio is the result of an increase in the dollar amount of leases originated. The Company believes that the dollar amount of leases originated has increased primarily as a result of its increased marketing and selling activities, greater name recognition of LeaseCard in the marketplace, the introduction of new products by equipment manufacturers and reductions in lease rates which have enabled the Company to attract additional new business. Lease-related income, primarily operating lease rentals, has increased as a result of the growth in the LeaseCard Auto Group.
        Interest expense increased $1,000,000 (15.3%) in the first six months of fiscal 1996 and $466,000 (13.7%) in the second quarter of fiscal 1996 versus the comparable prior year periods due to an increase in the amounts borrowed to finance the growth in the lease portfolio. Interest expense as a percent of lease income decreased to 45.4% and 44.9% for the three-month and six-month periods ended December 31, 1995, respectively, from 46.4% and 45.6% for the comparable fiscal 1995 periods. Interest expense is reported net of the impact of the interest rate collar used to fix the rate on the Company's floating-rate lease-backed notes, the effect of which was to decrease interest expense by $39,000 for the first six months of fiscal 1996 and to increase interest expense by $80,000 for the first six months of 1995 and to decrease interest expense by $16,000 and $4,000 for the second quarter of fiscal 1996 and 1995, respectively.
        General and administrative expense increased $1,048,000 (21.8%) in the six-month period ended December 31, 1995, compared with the like period of the prior year, and $623,000 (25.1%) in the second quarter of fiscal 1996 compared with the second quarter of fiscal 1995. General and administrative expense as a percent of lease income increased to 36.5% and 34.8% for the three- month and six-month periods ended December 31, 1995, respectively, from 33.9% and 33.5% for the comparable fiscal 1995 periods. The increase in general and administrative expense is primarily due to an increase in the number of employees necessary to accommodate the Company's continued growth.
        The provision for uncollectible accounts increased $451,000 (21.4%) in the six-month period ended December 31, 1995, compared with the like period of the prior year, and by $225,000 (20.7%) in the second quarter of fiscal 1996 as compared with the second quarter of fiscal 1995. This increase resulted primarily from the increase in the size of the Company's lease portfolio. The provision for uncollectible accounts as a percent of lease income increased to 15.4% and 15.2% for the three-month and six-month periods ended December 31, 1995, respectively, from 14.8% and 14.7% for the comparable fiscal 1995 periods.

        Earnings before income taxes for the first six months of fiscal 1996 increased 16.4% to $1,488,000 compared with $1,278,000 for the like period of the prior year, and increased 1.9% to $579,000 for the second quarter of fiscal 1996 compared with $568,000 for the like quarter of the prior year.
        Net earnings for the first six months of fiscal 1996 increased 16.3% to $918,000, or $.22 per share, compared with $789,000, or $.18 per share,for the like period of the prior year. For the second quarter of fiscal 1996, net earnings increased 2% to $357,000, or $.09 per share, compared with $350,000, or $.08 per share, for the like quarter of the prior year.The increase in both earnings before income taxes and net earnings are primarily due to the increase in lease income and the decrease of interest expense as a percent of lease income, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
        The Company has principally financed its operations, including the growth of its lease portfolio, through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.
        Net cash used in investing activities, which was $29.3 million in the first six months of fiscal 1996 and $18.5 million in the first six months of fiscal 1995, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreements and issuance of debt and lease-backed obligations over repayments of these debt instruments) was $26.1 million in the first six months of fiscal 1996 and $13.6 million in the first six months of fiscal 1995; the remaining funds used in investing activities were provided by operating cash flows. As of December 31, 1995, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $7.1 million.
        The Company borrows under its revolving credit agreements from time to time to fund its operations. As the Company has approached full utilization under these agreements, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. These long-term debt and lease-backed obligations have been issued either with fixed interest rates or with floating interest rates combined with interest rate swaps or collars to lock in a fixed rate. The Company intends to continue to issue long-term debt and lease-backed obligations, with either fixed interest rates or floating interest rates converted to a fixed-rate through an interest rate swap or collar agreement, in both the institutional private placement and public markets to reduce its exposure to floating interest rates associated with revolving credit borrowings.
        On October 6, 1995, the Company issued approximately $90 million 6.40% senior notes and approximately $11 million 7.55% subordinated notes through a newly-formed limited-purpose business trust. The assets of the trust securing such indebtedness include equipment leases and the interest in the underlying equipment acquired from TL Lease Funding Corp. IV (a special-purpose subsidiary of the Company, "TLFC IV") which in turn acquired such assets from the Company at various times prior to the issuance of the notes. This securitization transaction was afforded financing accounting treatment and there will be no gain or loss recognized on consolidated earnings. The Company continues to service the leases and the trust makes monthly principal and interest payments to the note holders from lease collections. Proceeds from the transaction were used to repay borrowings under the TLFC IV securitized revolving credit facility in the amount of $74 million, to repay borrowings under the Company's revolving credit agreement in the amount of approximately $20 million and the remainder for general corporate purposes. Upon completion of this transaction, the TLFC IV securitized revolving credit facility was terminated and the Company's revolving credit agreement was amended to decrease the Company's borrowing capacity from $30 million to $15 million.
        On November 28, 1995, a new securitized revolving credit facility was executed for TLFC IV in the amount of $35 million with an expiration date of March 31, 1996. The Company is currently negotiating an extension of and an increase in the amount of this facility. As of February 9, 1996, outstanding loans under the TLFC IV revolving credit facility were $32 million and unused borrowing capacity was $3 million.
        On January 31, 1996, the Company executed a new syndicated revolving credit facility agented by a money center bank in the amount of $30 million with an expiration date of January 30, 1997. The initial proceeds from this new revolving credit facility were used to pay off the Company's existing revolving credit agreement, to fund new leases, and for general corporate purposes. As of February 9, 1996, outstanding loans under the Company's revolving credit agreement were $6 million and unused borrowing capacity was $24 million.
        The Company believes that the unused portions of the credit facilities, increasing principal payments on leases and continued placements of debt and lease-backed obligations in the public and/or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities. The Company was in compliance with all of the provisions of its loan agreements and its revolving credit facilities at December 31, 1995.
        On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. The Board determined that this stock repurchase program is in the best interests of the Company and its shareholders given the significant discount to book value at which the Company's common stock is currently trading. As of December 31, 1995, 316,525 shares have been repurchased at a total cost of $1,073,000 under this ongoing program.
        On January 24, 1996 the Board of Directors approved the fourth consecutive payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on February 20, 1996 to holders of record as of February 5, 1996.

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a)  The annual meeting of shareholders was held on November 16, 1995.

     (b)  The following directors were elected at the meeting:
          Richard Grossman, Clifford V. Brokaw, III, Larry S. Grossman, Michael J. Heyman,Mark C. Matthews, and John W. Stodder.

     (c) The matters voted upon and the results of the voting were as follows:

          (1) The shareholders voted 3,895,896 shares for each of the director nominees and 8,100 shares abstained from voting. There were no votes cast against each of the nominees.

          (2) The shareholders voted 3,901,996 shares to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending
                June 30, 1996 and 2,000 shares abstained from voting. There were no votes cast against this matter.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  List of Exhibits Filed with Form 10-Q:
          --------------------------------------
          10.38 Revolving Credit and Term Loan and Security Agreement dated as of November 28, 1995 between TL Lease Funding Corp. IV and First Union National Bank of North Carolina.

          10.39 Limited Recourse Agreement dated as of November 28, 1995 between the Registrant and First Union National Bank of North Carolina.

          10.40 Servicing Agreement dated as of November 28, 1995 among the Registrant, TL Lease Funding Corp. IV and First Union National Bank of North Carolina.

          10.41 Contribution and Sale Agreement dated as of November 28, 1995 between the Registrant and TL Lease Funding Corp.IV.

          10.42 Credit Agreement dated as of January 31, 1996 between the Registrant, the Banks (as defined therein) and the First National Bank of Chicago, as agent.

          27      Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------
          No reports were filed on Form 8-K during the fiscal quarter ended December 31, 1995.

SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     TRANS LEASING INTERNATIONAL, INC.
                                     ---------------------------------
                                     (Registrant)



DATE:   February 13, 1996            RICHARD GROSSMAN
        -----------------            ----------------
                                     Richard Grossman
                                     President, Chief Executive Officer,
                                     Chairman of the Board of Directors



DATE:   February 13, 1996            NORMAN SMAGLEY
        -----------------            --------------
                                     Norman Smagley
                                     Vice President, Finance, and
                                     Chief Financial Officer