Form 10-Q
period 1996-03-31
TRANS LEASING INTERNATIONAL INC
filed 1996-05-15
CIK 789577

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   ----------------------------------------

                                   FORM 10-Q
(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----    EXCHANGE ACT OF 1934

         For the quarter period ended March 31, 1996
                                      OR
  _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

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


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X         No
                                               -----          _____

          The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of May 10, 1996 was 4,045,375.

- --------------------------------------------------------------------------------

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                                     INDEX


                                                                        Page
                                                                       Number
                                                                       ------
PART I.    FINANCIAL INFORMATION

  Item 1.    Condensed Consolidated Financial Statements

               Independent Accountants' Review Report                      4

               Condensed Consolidated Statements of Operations             5
                   Three-month and nine-month
                   periods ended March 31, 1996
                   and 1995 (unaudited)

               Condensed Consolidated Balance Sheets                       6
                   March 31, 1996
                   and June 30, 1995 (unaudited)

               Condensed Consolidated Statements
                 of Cash Flows                                             7
                   Nine-month periods ended
                   March 31, 1996 and 1995
                   (unaudited)

               Notes to Condensed Consolidated
                 Financial Statements                                      8
                 (unaudited)

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10

PART II.   OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                             14

PART I   FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
- --------------------------------------


To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of Trans Leasing International, Inc. (the "Company") as of March 31, 1996, the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 1996 and 1995, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Chicago, Illinois
May 10, 1996

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                  (Unaudited)

                                                Three months               Nine months
                                                   ended                      ended
                                                  March 31                   March 31
                                          ------------------------  --------------------------
                                             1996         1995          1996          1995
                                          -----------  -----------  ------------  ------------
REVENUES:
  Lease income                             $9,049,000   $7,471,000   $25,867,000   $21,832,000
  Other                                       312,000      290,000       941,000       667,000
                                           ----------   ----------   -----------   -----------

  Total Revenues                            9,361,000    7,761,000    26,808,000    22,499,000

COSTS AND EXPENSES:
  Interest                                  4,013,000    3,387,000    11,556,000     9,930,000
  General and administrative                3,630,000    2,625,000     9,489,000     7,436,000
  Provision for uncollectible accounts      1,297,000    1,133,000     3,854,000     3,239,000
                                           ----------   ----------   -----------   -----------

  Total Expenses                            8,940,000    7,145,000    24,899,000    20,605,000
                                           ----------   ----------   -----------   -----------

EARNINGS BEFORE INCOME TAXES                  421,000      616,000     1,909,000     1,894,000

INCOME TAXES                                  161,000      236,000       731,000       725,000
                                           ----------   ----------   -----------   -----------

NET EARNINGS                               $  260,000   $  380,000   $ 1,178,000   $ 1,169,000
                                           ==========   ==========   ===========   ===========


EARNINGS PER COMMON SHARE                        $.06         $.09          $.29          $.27

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                4,048,600    4,224,900     4,115,000     4,317,500




           See notes to condensed consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                                                 March 31,          June 30,
                                                    1996              1995
                                                ------------      ------------
          ASSETS
          ------
                                                ------------      ------------
CASH                                            $  4,104,000      $  3,758,000

RESTRICTED CASH                                   13,336,000        12,988,000

NET INVESTMENT IN DIRECT FINANCE LEASES:
  Future minimum lease payments                  255,506,000       219,718,000
  Estimated unguaranteed residual value           21,435,000        19,823,000
                                                ------------      ------------
                                                 276,941,000       239,541,000
  Less:  Unearned income                       (  45,015,000)    (  39,965,000)
         Allowance for uncollectible accounts  (   8,570,000)    (   6,482,000)
                                                ------------      ------------

                                                 223,356,000       193,094,000
- ---------------------------                     ------------      ------------

LEASE FINANCING RECEIVABLES, less allowance
  for uncollectible accounts of $188,000
  and $151,000, respectively                       5,427,000         4,977,000


PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                     8,208,000         5,423,000

INCOME TAXES RECOVERABLE                           1,401,000         1,464,000

OTHER ASSETS                                       5,732,000         4,679,000
                                                ------------      ------------

       TOTAL ASSETS                             $261,564,000      $226,383,000
                                                ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $  9,110,000      $  7,067.000

NOTES PAYABLE TO FINANCIAL INSTITUTIONS           61,850,000        49,175,000

LEASE-BACKED OBLIGATIONS                         141,112,000       119,788,000

SUBORDINATED OBLIGATIONS                          20,730,000        21,840,000

DEFERRED INCOME TAXES                              2,843,000         2,843,000
                                                ------------      ------------

       TOTAL LIABILITIES                         235,645,000       200,713,000
                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00;
    authorized 2,500,000 shares; none issued
  Common stock, par value $.01; authorized
    10,000,000 shares; issued 4,798,500 shares        48,000            48,000
  Additional paid-in capital                       9,879,000         9,879,000
  Retained earnings                               18,279,000        17,471,000
  Less: 753,125 and 586,525 shares
    respectively, held in treasury, at cost    (   2,287,000)    (   1,728,000)
                                                ------------      ------------

       TOTAL STOCKHOLDERS' EQUITY                 25,919,000        25,670,000
                                                ------------      ------------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                   $261,564,000      $226,383,000
                                                ============      ============

           See notes to condensed consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (Unaudited)

                                                                Nine months
                                                                   ended
                                                                  March 31
                                                        -----------------------------
                                                            1996            1995
                                                        -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $  1,178,000    $  1,169,000
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Leasing costs, primarily provision for
     uncollectible accounts and amortization
     of initial direct costs                                5,446,000       4,794,000
      Depreciation and amortization                         1,301,000         532,000
      Initial direct costs paid                         (   1,966,000)  (   1,760,000)
  Changes in:
    Accounts payable and accrued expenses                   2,043,000       1,386,000
    Income taxes recoverable                                   63,000       1,293,000
    Other assets                                        (   1,118,000)  (     992,000)
    Other                                               (      68,000)  (      13,000)
                                                        -------------   -------------

        Net cash provided by operating activities           6,879,000       6,409,000
                                                        -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on leases                          64,989,000      55,258,000
  Equipment purchased for leasing                       (  96,829,000)  (  76,896,000)
  Purchase of lease financing receivables               (   2,631,000)  (     860,000)
  Purchase of property and equipment                    (   4,426,000)  (   3,413,000)
  Disposal of property and equipment                          404,000         202,000
                                                        -------------   -------------

        Net cash used in investing activities           (  38,493,000)  (  25,709,000)
                                                        -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to financial institutions      87,950,000      95,600,000
  Repayment of notes payable to financial institutions  (  76,385,000)  (  57,257,000)
  Issuance of lease-backed obligations                    152,864,000      50,453,000
  Repayment of lease-backed obligations                 ( 131,540,000)  (  68,099,000)
  Payment of dividends on common stock                  (     371,000)  (      50,000)
  Purchase of treasury stock                            (     558,000)  (     550,000)
                                                        -------------   -------------

        Net cash provided by financing activities          31,960,000      20,097,000
                                                        -------------   -------------

NET INCREASE IN CASH                                          346,000         797,000

CASH, beginning of period                                   3,758,000       3,297,000
                                                        -------------   -------------

CASH, end of period                                      $  4,104,000    $  4,094,000
                                                         ============    ============

           See notes to condensed consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  (Unaudited)


Note A - Financial Statements:
- -----------------------------

          The condensed consolidated balance sheet of Trans Leasing International, Inc. (the "Company") as of March 31, 1996, the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1996 and 1995, have been prepared by the Company without audit. The condensed consolidated balance sheet at June 30, 1995, has been taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, and the results of operations and cash flows for the periods presented have been made. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 annual report to stockholders.

          Certain reclassifications have been made to amounts reported in prior years to conform with the presentation used in the 1996 financial statements.

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of reserves and expenses during the reporting period. Actual results could differ from these estimates.

Note B - Accounting for Interest Rate Collar Agreement:
- ------------------------------------------------------

          The Company has an amortizing interest rate collar agreement which effectively fixes the interest rate on its floating-rate lease-backed notes issued in October, 1992 at 5.75%. The notional amount of the collar declines over time to match the scheduled amortization of the related note and, as of March 31, 1996, was $5,197,522.

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

Note C - Subsequent Events:
- --------------------------

          On May 6, 1996 the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on May 31, 1996 to holders of record as of May 20, 1996.

Note D - Commitments:
- --------------------

          As of March 31, 1996, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $7.2 million.

Note E - Pending Accounting Standards:
- -------------------------------------

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

GENERAL
- -------

          The Company's operations are comprised almost exclusively of lease financing. The Company realizes net earnings to the extent that lease income, net of a provision for uncollectible accounts, and related costs exceeds interest expense and general and administrative expense. Interest expense is the single largest expense of the Company and is a function of the amounts borrowed by the Company to finance its lease portfolio and the interest rates associated with those borrowings. The difference between lease income and interest expense is generally referred to as the "spread" in the portfolio.

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

          For financial reporting purposes, substantially all of the Company's leases are classified as direct finance leases and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases". The Company accounts for its investment in direct finance leases by recording on the balance sheet the total minimum lease payments receivable plus the estimated residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total minimum lease payments plus the estimated residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method, i.e., application of a constant periodic rate of return to the declining net investment in each lease. As a result, during a period in which the Company realizes growth in new lease receivables, lease income should also increase, but at a lesser rate.

          Initial direct costs incurred in consummating a lease are capitalized as part of the net investment in direct finance leases and amortized over the lease term as a reduction in the lease yield. An allowance for doubtful accounts is provided over the terms of the underlying leases as the leases are determined to be uncollectible.

RESULTS OF OPERATIONS
- ---------------------

          Lease income increased $4,035,000 (18.5%) in the first nine months of fiscal 1996 compared with the like period of fiscal 1995, and $1,578,000 (21.1%) in the third quarter of fiscal 1996 as compared with the third quarter of fiscal 1995. The increase in lease income is due primarily to a 21.5% increase in the net investment in direct finance leases from March 31, 1995 to March 31, 1996 as well as increases in lease-related income of $724,000 (45.2%) in the first nine months of fiscal 1996 and $278,000 (54.5%) in the third quarter of fiscal 1996 as compared with the comparable fiscal 1995 periods.

          The growth in the Company's lease portfolio is the result of an increase in the dollar amount of leases originated. The Company believes that the dollar amount of leases originated has increased primarily as a result of its increased marketing and selling activities, greater name recognition of LeaseCard(R) in the marketplace, the introduction of new products by equipment manufacturers and reductions in lease rates which have enabled the Company to attract additional new business. Lease-related income, primarily operating lease rentals, has increased as a result of the growth in the LeaseCard Auto Group.

          Interest expense increased $1,626,000 (16.4%) in the first nine months of fiscal 1996 and $626,000 (18.5%) in the third quarter of fiscal 1996 versus the comparable prior year periods due to an increase in the amounts borrowed to finance the growth in the lease portfolio. Interest expense as a percent of lease income decreased to 44.7% and 44.4% for the nine months and three months ended March 31, 1996, respectively, from 45.5% and 45.3% for the comparable fiscal 1995 periods. Interest expense is reported net of the impact of the interest rate collar used to fix the rate on the Company's floating-rate lease-backed notes, the effect of which was to decrease interest expense by $48,000 and $9,000 for the nine-month and three-month periods, respectively, ending March 31, 1996 and to increase interest expense by $60,000 and $5,000 for the nine-month and three-month periods, respectively, ending March 31, 1995.

          General and administrative expense increased $2,053,000 (27.6%) in the nine-month period ended March 31, 1996, and $1,005,000 (38.3%) in the third quarter of fiscal 1996 versus the comparable prior year periods. General and administrative expense as a percent of lease income increased to 36.7% and 40.1% for the nine months and three months ended March 31, 1996, respectively, from 34.1% and 35.1% for the comparable fiscal 1995 periods The increase in general and administrative expense is primarily due to an increase in the number of employees necessary to accommodate the Company's continued growth.

          The provision for uncollectible accounts increased $615,000 (19.0%) in the nine-month period ended March 31, 1996 and $164,000 (14.5%) in the third quarter of fiscal 1996 versus the comparable prior year periods. This increase resulted primarily from the increase in the size of the Company's lease portfolio. The provision for uncollectible accounts as a percent of lease income increased to 14.9% from 14.8% for the nine-month period ended March 31, 1996, and decreased to 14.3% from 15.2% for the three-month period ended March 31, 1996 versus the respective comparable prior year periods.

          Earnings before income taxes for the first nine months of fiscal 1996 increased .8% to $1,909,000 compared with $1,894,000 for the like period of the prior year, and decreased 31.7% to $421,000 for the third quarter of fiscal 1996 compared with $616,000 for the like quarter of the prior year.

          Net earnings for the first nine months of fiscal 1996 increased .8% to $1,178,000, or $.29 per share, compared with $1,169,000, or .27 per share, for the like period of the prior year. For the third quarter of fiscal 1996, net earnings decreased 31.6% to $260,000, or $.06 per share, compared with $380,000, or $.09 per share, for the like quarter of the prior year. The increase in both earnings before income taxes and net earnings for the nine-month period ending March 31, 1996 are primarily due to the increase in lease income and the decrease in interest expense as percentages of lease income, as discussed above. The comparable decreases for the three-month period ending March 31, 1996 are due primarily to the greater increase of general and administrative expense, primarily salaries and benefits from increased staffing levels, relative to revenue growth.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

          The Company has principally financed its operations, including the growth of its lease portfolio, through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.

          Net cash used in investing activities, which was $38.5 million in the first nine months of fiscal 1996 and $25.7 million in the first nine months of fiscal 1995, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuance of debt and lease-backed obligations over repayments of these debt instruments) was $32.0 million in the first nine months of fiscal 1996 and $20.1 million in the first nine months of fiscal 1995; the remaining funds used in investing activities were provided by operating cash flows. As of March 31, 1996, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $7.2 million.

          The Company borrows under its revolving credit agreements from time to time to fund its operations. As the Company has approached full utilization under these agreements, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. These long-term debt and lease-backed obligations are issued either with fixed interest rates or with floating interest rates combined with interest rate swaps or collars to lock in a fixed rate. The Company intends to continue to issue long-term debt and lease-backed obligations with either fixed interest rates or floating interest rates converted to a fixed-rate through an interest rate swap or collar agreement, in both the institutional private placement and public markets to reduce its exposure to floating interest rates associated with revolving credit borrowings.

          On March 29, 1996, the borrowing limit for the securitized revolving credit facility for TL Funding Corp. IV ("TLFC IV", a wholly-owned special purpose financing subsidiary of the Company) was increased from $35 million to $75 million and the expiration date of the facility was extended from March 31, 1996 to March 30, 1997. As of May 10, 1996, outstanding loans under the TLFC IV revolving credit facility were $58 million and unused borrowing capacity was $17 million.

          On January 31, 1996, the Company executed a new syndicated revolving credit facility agented by a money center bank in the amount of $30 million with an expiration date of January 30, 1997. The initial proceeds from this new revolving credit facility were used to pay off the Company's existing revolving credit agreement, to fund new leases, and for general corporate purposes. As of May 10, 1996, outstanding loans under this new revolving credit agreement were $13 million and unused borrowing capacity was $17 million.

          The Company believes that the unused portions of the credit facilities, increasing principal payments on leases and continued placements of debt and lease-backed obligations in the public and/or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities. The Company was in compliance with all of the provisions of its loan agreements and its revolving credit facilities at March 31, 1996.

          On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. The Board determined that this stock repurchase program is in the best interests of the Company and its shareholders given the significant discount to book value at which the Company's common stock is currently trading. As of March 31, 1996, 326,525 shares have been repurchased at a total cost of $1,109,000 under this ongoing program.

          On May 6, 1996 the Board of Directors approved the fifth consecutive payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on May 31, 1996 to holders of record as of May 20, 1996.

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a) List of Exhibits Filed with Form 10-Q:
          -------------------------------------

          10.43 Amendment No. 1 to Limited Recourse Agreement, dated March 29, 1996, between Registrant and First Union National Bank of North Carolina.

          10.44 Amendment No. 1 to Revolving Credit and Term Loan and Security Agreement, dated March 29, 1996, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina.

          27      Financial Data Schedule

      (b) Reports on Form 8-K
          -------------------

          No reports were filed on Form 8-K during the fiscal quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TRANS LEASING INTERNATIONAL, INC.
                                   ---------------------------------
                                   (Registrant)



DATE:   May 14, 1996               RICHARD GROSSMAN
       -----------------           --------------------------------------
                                   Richard Grossman
                                   President, Chief Executive Officer,
                                   Chairman of the Board of Directors



DATE:   May 14, 1996               NORMAN SMAGLEY
       -----------------           --------------------------------------
                                   Norman Smagley
                                   Vice President, Finance, and
                                   Chief Financial Officer