Form 10-K
period 1996-06-30
TRANS LEASING INTERNATIONAL INC
filed 1996-09-30
CIK 789577

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          _______________________________________________________
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_________
            EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended June 30, 1996
                                      OR
_________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from _______________ to __________________
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

     Registrant's telephone number, including area code (847) 272-1000 Securities registered pursuant to Sections 12(b) or 12(g) of the Act:

                                                 NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                           WHICH REGISTERED
Common Stock, $.01 par value per share             NASDAQ National Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of September 11, 1996 was 4,045,375. Excluding shares beneficially owned by directors and officers of the Registrant, the aggregate market value of such outstanding shares on September 11, 1996 was $5,903,989 based upon the average of the closing bid and asked prices for the Common Stock on the NASDAQ National Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
_______________________________________________________________________________

                               TABLE OF CONTENTS

PART I
- ------

ITEM                                                                    PAGE
- ----                                                                    ----

1.   Business..........................................................    3

2.   Properties........................................................   17

3.   Legal Proceedings.................................................   17

4.   Submission of Matters to a Vote of Security Holders...............   17

PART II
- -------

ITEM
- ----

5.   Market for the Registrant's Common Equity and Related
     Stockholder Matters...............................................   18

6.   Selected Financial Data...........................................   19

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations...............................   20

8.   Financial Statements and Supplementary Data.......................   28

9.   Disagreements on Accounting and Financial Disclosure .............   50

PART III
- --------

ITEM
- ----

10.  Executive Officers of the Registrant..............................   51

11.  Executive Compensation............................................   51

12.  Security Ownership of Certain Beneficial Owners and Management....   51

13.  Certain Relationships and Related Transactions....................   52

PART IV
- -------

ITEM
- ----
14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   52

     Signatures .......................................................   58

                                   FORM 10-K

                       TRANS LEASING INTERNATIONAL, INC.

                                    PART I


Item 1.   BUSINESS

GENERAL
- -------

     Trans Leasing International, Inc. (hereafter "the Company" or "Trans Leasing") leases medical, scientific and other equipment to physicians, osteopaths, dentists and other health care providers. The Company also leases general office equipment and automobiles to health care providers and the general commercial market. The Company believes that its lessees lease equipment from Trans Leasing for a variety of reasons, including the speed and convenience of acquiring such equipment from Trans Leasing, the reduced initial cash outlays the Company requires, and the potential tax benefits.

     At June 30, 1996, the Company's net investment in direct finance leases was approximately $237 million, consisting of approximately 30,000 active leases. Lease terms generally range from one to five years, with an average initial term of approximately 38 months. The average cost of total equipment purchased per lease originated during fiscal 1996 was approximately $12,000. The original cost of each item of leased equipment generally does not exceed $100,000, although the Company may in the future lease more equipment with a cost in excess of $100,000 than it has in the past. The Company's primary market is the continental United States. The Company also has some leases in Canada, Mexico and Puerto Rico.

     The Company also functions as an insurance agent, selling a limited amount of property and casualty insurance to its lessees. The Company also purchases lease receivables originated by third parties after Trans Leasing independently verifies that such receivables meet its credit standards. At June 30, 1996, the Company's net lease financing receivables were approximately $6.5 million. In addition, the Company is currently evaluating opportunities with respect to larger industrial equipment leases.

     The Company believes the following factors have been critical to its success in the past and will remain critical to its success in the future:

     Business Strategy

        . Trans Leasing provides fast and convenient financing to creditworthy applicants.

        . The Company leases equipment through its LeaseCard(R) program, supported by the Company's Instant Access/(SM)/ program. Over 44,000 medical professionals and 17,000 commercial accounts nationwide have utilized the LeaseCard program to date.

       . Through its 65 member sales, marketing and customer service staff located at the Company's headquarters and in its five regional sales offices, the Company has developed strong relationships with equipment manufacturers and dealers.

       . The Company distributes LeaseCards to lessees and potential lessees because it believes that having a LeaseCard makes them more likely to choose Trans Leasing over its competitors, even when dealing with manufacturers and dealers that have not previously worked with Trans Leasing.

       . The lessee market targeted by the Company has historically financed their equipment purchases through banks, leasing and finance companies and other financial institutions. Management believes that the time required by many such financial institutions to process applications for credit has created a significant market for quick financing for less expensive equipment.

  Credit Risk Management

       . The Company believes its credit loss experience compares favorably with other "small-ticket" lessors primarily because of its credit evaluation procedures, the repeat business it receives from current lessees with known payment histories and the fact that much of the equipment the Company leases is a source of income generation for the lessees.

       . The Company believes that the diversified nature of the equipment it leases reduces the potential impact of technological obsolescence which could adversely affect the Company's ability to collect lease receivables and residual values.

  Full Pay-Out & Operating Leases

       . Substantially all of the Company's equipment leases are full pay-out leases, where the minimum lease payments in the aggregate cover the full cost of the equipment plus an interest factor.

       . Full pay-out leases reduce the Company's exposure to obsolescence of leased equipment.

       . Substantially all of the Company's operating leases are written for automobiles, for which the Company has on average received approximately the full amount of residual values anticipated at the time the leases were initiated.

  Funding Strategy

       . The company has more aggressively focused on minimizing its cost of funds by implementing a funding strategy based on securitization. This financing method is believed to provide the company with its lowest cost long-term financing. The company will continue to monitor the private and public markets to ensure it maintains a cost-effective financing program.

LEASED EQUIPMENT
- ----------------

     The Company leases all types of moderately priced medical, scientific and commercial equipment currently in demand. The Company believes that it has benefited and will continue to benefit from technological advances which stimulate the demand for such equipment. The Company also leases all types of automobiles.

     The following table sets forth certain information about the categories of equipment, which includes examples of the types of equipment included in each category, leased by the Company as of June 30, 1996. Almost half of the equipment leased by the Company is healthcare equipment, another third is computer systems (primarily personal computers and small office systems), and the remainder is automobiles, telecommunications, general office and other equipment.

                                                          ORIGINAL
                                                       EQUIPMENT COST         % OF         NUMBER         % OF
CATEGORY OF EQUIPMENT                                   ($ IN 000'S)          TOTAL       OF LEASES       TOTAL
- ---------------------                                  --------------         -----       ---------       -----
MEDICAL EQUIPMENT, including automated
  laboratory systems, endoscopy systems,
  ambulatory monitors and EKGs,
  diagnostic imaging systems, surgical
  equipment and diagnostic equipment,
  physical therapy equipment, medical
  exam tables, dental chairs, microscopes
  and optical equipment                                    $176,489            47.5%         13,190        43.4%

COMPUTER EQUIPMENT, including personal
  computers and laptops, network systems,
  desktop publishing and document imaging
  systems                                                   115,844            31.2%         11,217        36.9%

AUTOMOBILES                                                  16,818             4.5%            668         2.2%

TELECOMMUNICATIONS EQUIPMENT,
  including telephone systems and
  voice mail systems                                         13,779             3.7%          1,260         4.1%

OFFICE EQUIPMENT AND FURNITURE,
  including photocopiers, facsimile
  machines, desks and furniture and
  mail equipment                                             10,643             2.9%          1,027         3.4%

OTHER, INCLUDING INDUSTRIAL MACHINE
  tools, graphic arts equipment, printing
  equipment and restaurant equipment                         37,777            10.2%          3,056        10.0%
                                                          ---------           -----         -------       -----

            Total Equipment Cost                           $371,350           100.0%         30,418       100.0%
                                                          =========           =====         =======       =====

     The percentages of each equipment category relative to the total portfolio may vary from time to time with marketing initiatives of equipment suppliers and introductions of new or improved products. The Company believes that no single type of equipment currently accounts for more than 10 percent of the lease portfolio.

LESSEES
- -------

     More than two thirds of the Company's lessees are health care providers. The remaining one third is composed of other professionals and general commercial lessees. The following table provides the approximate lessee composition of Trans Leasing's portfolio as of June 30, 1996.


                                          ORIGINAL EQUIPMENT COST
                                     ----------------------------------
LESSEE DESCRIPTION                      ($ IN 000'S)    PERCENTAGE
- ------------------                   ----------------  ----------------

Medical
  General Practice....................     $ 17,921          4.8%
  Family Practice.....................       18,049          4.9%
  Internal Medicine...................       22,187          6.0%
  OB/GYN..............................       13,160          3.5%
  Other MDs...........................       60,106         16.2%
                                           --------        -----
     Total Doctors (MDs)..............      131,423         35.4%
                                           --------        -----

  Chiropractors.......................       27,189          7.3%
  Veterinarians.......................       13,014          3.5%
  Dentists............................       55,077         14.8%
  Osteopaths..........................        9,144          2.5%
  Other Non-MDs.......................        9,528          2.6%
                                           --------        -----
     Total Doctors (Non-MDs)..........      113,952         30.7%
                                           --------        -----

     Total Doctors (MDs and Non-MDs)..      245,375         66.1%
                                           --------        -----

  Medical Institutions................       19,871          5.3%
                                           --------        -----
     Total Medical....................      265,246         71.4%
                                           --------        -----

Total Non-Medical.....................      106,104         28.6%
                                           --------        -----

Total for All Lessees.................     $371,350        100.0%
                                           ========        =====

     The Company's lessees are located throughout the United States, the largest concentrations of which are in heavily populated states such as California, Florida, Texas, Illinois and New York. As of June 30, 1996, no single lessee (or group of affiliated lessees) accounted for more than 2% of the Company's lease portfolio.

MARKETING
- ---------

     The Company markets its leasing services through LeaseCard, which it introduced in 1982 and which it believes was the first business-to-business finance card widely used in the United States for purposes other than travel or entertainment. The LeaseCard is offered to lessees and potential lessees by salespeople representing the various equipment suppliers with which the Company does business, as well as by the Company's own sales force.

     The Company issues LeaseCards to lessees and potential lessees which meet its credit standards. LeaseCards are issued for one-year periods and are automatically renewed for additional one-year periods so long as holders continue to maintain their credit standing with the Company. LeaseCard holders who are medical professionals are entitled to lease up to $125,000 of equipment, and commercial accounts are entitled to lease up to $75,000 of equipment, with a minimum of paperwork and delay. Larger credit limits are available to those meeting additional credit criteria. LeaseCard provides the holder with convenience and pre-arranged credit, and enables equipment manufacturers and dealers to concentrate their efforts on marketing equipment rather than arranging financing.

     To date, over 44,000 medical professionals and 17,000 commercial accounts have used LeaseCard to lease equipment from the Company. A LeaseCard is issued to every lessee with whom the Company has a lease. The Company also actively solicits other potential lessees who do not currently hold LeaseCards through various advertisements in medical and commercial trade publications, a nationwide direct mail program, personal contacts at trade conventions and telephone solicitation. The Company markets the LeaseCard to equipment suppliers through direct mail solicitation, trade journal advertisements, participation in trade shows and telephone solicitation.

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

     The Company also utilizes its own sales, marketing and customer service staff of 65 people located at the Company's headquarters and in its five regional sales offices to market its leasing services. The sales staff calls on equipment manufacturers and dealers, lessees and prospective lessees, provides information to equipment suppliers and their representatives regarding the merits of the Company and of leasing in general and conducts seminars at the suppliers' places of business. The Company participates in trade shows and conventions around the country.

     The Company has also developed joint advertising and marketing programs with a number of major medical and commercial equipment manufacturers and dealers. In a typical joint advertising program, the Company and the suppliers prepare printed materials advertising the supplier's equipment which contain specific references to LeaseCard and Trans Leasing.

TERMS OF LEASE AGREEMENTS
- -------------------------

     Substantially all of the Company's leases are full pay-out, non-cancelable leases, where the minimum lease payments during the lease term cover the full cost of the equipment plus an interest factor. However, as the Company's auto lease portfolio continues to grow, the Company expects to enter into more operating leases.

     The Company utilizes a standard, non-cancelable lease agreement for substantially all of its leases other than autos for which a different standard lease form is used. Under the terms of the Company's standard leases, the lessee is obligated to service the leased equipment and maintain it in good working condition, to procure and maintain insurance on the leased equipment for the benefit of the Company, and to pay all property, sales and other taxes on the leased equipment. The Company's leases generally provide for fixed lease payments that are due and payable monthly over the lease term. In the event of a default by the lessee, the lease agreement typically provides that the lessor and its assignees have all the rights afforded creditors under the law to protect their interest in the leased equipment, including the right to repossess the leased equipment, and, in the case of legal proceedings resulting from a default, to recover certain additional damages.

     While the lessee has the full benefit of the equipment manufacturers' warranties with respect to the leased equipment, the Company's leases expressly disclaim all warranties as to the leased equipment. Additionally, the leases obligate the lessee to continue making lease payments regardless of any defects in the equipment. Under the terms of the standard leases, the Company retains title to the leased equipment and has the right to assign the lease without the consent of the lessee. The lease terms do not provide the lessees with the option to prepay, though Trans Leasing does allow prepayments on a case by case basis. Management estimates the number of early payments of the entire lease balances to be approximately 5% of the total number of leases. When prepayments are permitted, the lessee is typically required to pay the sum of future minimum lease payments minus 80% of the remaining unearned income on the lease.

     At the end of each lease, in accordance with arrangements typically made at the time the lease is originated, the lessee will have the option (i) to renew the lease on the same or renegotiated terms, (ii) to return the equipment or
(iii) to purchase the equipment at either (a) a fixed price determined at the time the lease is originated (which may be $1 or a fixed percentage of the original cost of the equipment or, in the case of leased vehicles, an amount determined to be the value of the leased vehicle at the end of the lease) or (b) the then fair market value of the equipment. In any case, if the lessee fails to return or purchase the equipment or renew the lease, the lessee will be required to make payments equal to the prior rent payments until the equipment is returned or purchased or the lease is renewed. Historically, the vast majority of the Company's lessees have elected to exercise their option to purchase the leased equipment. Equipment which is not acquired or re-leased by the original lessee can be sold, re-leased or otherwise disposed of by the Company or one of its wholly-owned subsidiaries. The Company maintains its own warehouse and a staff to re-market previously-leased equipment.

     As of September 11, 1996 approximately 90% of the lessees whose leases expired in fiscal 1996 purchased the equipment covered by the expired leases, approximately 8% returned such equipment to the Company and approximately 2% of the lessees had not yet either purchased, re-leased or returned the equipment.

CREDIT REVIEW AND LOSS EXPERIENCE
- ---------------------------------

     Although comparative information from competitors is generally not available, the Company believes its credit loss experience compares favorably with other "small-ticket" lessors because (a) the Company utilizes a comprehensive proprietary on-line credit evaluation procedure to screen lease applications, (b) approximately 40% of new leases are with existing lessees who have a credit history with the Company, (c) a substantial portion of equipment leased is income-producing or necessary for the operations of the lessee's practice or business, (d) a majority of the Company's lessees are health care providers and other professionals with high incomes and (e) a majority of the leases are personally guaranteed by individual lessees or business owners.

     The Company's credit department consists of seven credit analysts and two credit support staff. For each application the Company receives, the credit department performs a credit review of the applicant, or its owners if the applicant is a commercial business, which includes obtaining retail credit reports from the major credit bureaus servicing the area in which the applicant is located. In addition, with respect to transactions over $10,000 ($25,000 if the lessee is in the medical or another healthcare field), the Company may obtain bank verification of account activity in deposit accounts and loan activity, including the length of time accounts have been opened, the average balance maintained, the high dollar amount of credit extended and the payment terms. The Company may elect not to verify bank information based on its review of other available credit information.

     On medical accounts, the Company also obtains an American Medical Association report or its equivalent if the lessee is a dentist or osteopath. These reports indicate the year the individual was licensed, the college attended and year of graduation, the individual's medical specialty, and whether or not Board Certification has been obtained. For commercial accounts, the Company may obtain a Dun & Bradstreet report. All of the information is stored electronically on the Company's computer system and is reviewed by one or more persons depending upon the dollar amount involved. The Company also performs a similar credit check on each equipment supplier and obtains other information to verify that the equipment supplier is known to be reputable.

     If a LeaseCard holder who has available credit as a result of an update and review by the Company applies for a new lease, the Company also conducts a computer check of the cardholder's payment history and status. If the lessee holds a LeaseCard, but desires to lease equipment with a value in excess of the amount of the lessee's available credit, or if it is a new applicant and the Company's credit department has determined there is not enough information available through the credit bureau, bank reports, American Medical Association reports and/or Dun & Bradstreet reports, the Company may conduct additional credit checks which may include a review of the lessee's current financial statements and most recent tax return. Management estimates that in fiscal 1996, 15% of applications were turned down for credit reasons, 40% were terminated by the applicant, and 45% of the applications were ultimately consummated.

     The Company generally places an order to purchase equipment only after it has completed the credit examination and received an executed lease from a lessee. Upon obtaining the signed lease, a deposit check (if one was required), an acceptance notice, an invoice, and any additional documentation which may be required, such as a personal guarantee, corporate resolution or evidence of insurance, the Company's sales coordinators verify directly with the lessee that all the items covered by the lease have been delivered and installed and are working to the lessee's satisfaction. The Company then pays the vendor for the equipment.

     The Company utilizes its own 15 person in-house collections staff to solicit late payments from lessees. The Company also employs outside counsel for litigation related to collection matters. When an account is 7 days past due the Company assesses a late fee equal to 10 percent of the original payment due. For fiscal years 1996 and 1995, income from such late charges was $2,013,000 and $1,877,000, respectively. When any payment is 20 days past due (13 days if the lease balance is greater than $20,000), the account is automatically inserted into a collector's follow-up system. An account is considered delinquent if a payment has not been received for 30 days beyond its due date.

     The following table illustrates Trans Leasing's historical delinquency rates. The increase in delinquencies from 2.7 percent at June 30, 1995 to 3.6 percent at June 30, 1996 results from competitive pressure as it relates to credit criteria in the Company's primary markets. Delinquencies remained relatively constant from 2.6 percent at June 30, 1994 to 2.7 percent at June 30, 1995.

                               DELINQUENCY RATES
                               -----------------
                                 ($ IN 000'S)

                                                  REMAINING
                                            RECEIVABLE BALANCE ON
                                             DELINQUENT ACCOUNTS
                                            ---------------------
                               RECEIVABLE                 % OF
                                 BALANCE      AMOUNT      TOTAL
                               ----------     -------     -----
  June 30, 1994............      $192,780     $ 5,010       2.6
  June 30, 1995............       224,846       6,115       2.7
  June 30, 1996............       277,230      10,083       3.6

     Accounts are normally written off if no payment has been received within 150 to 180 days. Accounts can be written off earlier if it is evident that no further payment will be received. The following table illustrates Trans Leasing's historical lease charge-off experience.

                                                                FISCAL YEAR ENDED JUNE 30
                                                                       ($ IN 000'S)

                                                   1996       1995          1994       1993       1992
                                                 --------   --------      --------   --------   --------
Allowance for Uncollectible Accounts:
  Beginning balance                              $  6,482   $  4,047      $  2,709   $  2,181   $  1,735
  Additions                                         6,667      5,328         6,489      3,690      3,017
  Net charge-offs                                  (3,643)    (2,893)       (5,151)    (3,162)    (2,571)
                                                 --------   --------      --------   --------   --------

  Ending Balance                                 $  9,506   $  6,482      $  4,047   $  2,709   $  2,181
                                                 ========   ========      ========   ========   ========
Net investment in direct finance leases
  (before allowance)                             $246,122   $199,576      $170,864   $150,590   $127,666
Net charge-offs divided
  by net investment in direct finance leases          1.5%       1.4%          3.0%       2.1%       2.0%
Ending allowance divided
  by net investment in direct finance leases          3.9%       3.2%          2.4%       1.8%       1.7%

     Net charge-offs in fiscal years 1996 and 1995 were somewhat favorable relative to historical norms, which resulted in increased allowances as a percentage of net investment in direct finance leases at the end of the respective fiscal years. The increase in net charge-offs during fiscal year 1994 was primarily due to the write-off of one account at December 31, 1993 in the amount of $1,696,000 which reduced net earnings by $.24 per share. This write-off was expensed in 1994. The Company is continuing to work with this account to maximize the ultimate recovery.

REALIZATION OF RESIDUAL VALUE
- -----------------------------

     Historically, the vast majority of the Company's lessees have elected to exercise their options to purchase the leased equipment. Equipment which is not acquired or re-leased by the original lessee is sold, re-leased or otherwise disposed of by the Company. The Company maintains its own warehouse and staff to re-market previously-leased equipment. From time to time, the Company utilizes various equipment dealers and vendors to re-market returned equipment, for which it pays a commission based upon the amount received by the Company.

  The growth in the Company's lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Substantially all of the residual values on the Company's balance sheet as of June 30, 1996 are attributable to leases which will expire before June 30, 2000. Realization of such values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of the equipment. Although the Company has on average received approximately the full amount of recorded residual values upon exercise of the purchase option by lessees for leases which expired during the last five years, there can be no assurance this realization rate will be maintained.

     During fiscal years 1996 and 1995, the Company put increased emphasis on its auto leasing activities. Auto leases typically have residuals that represent a higher percentage of the original cost of the auto than the average residual percentage of the other types of equipment leased by the Company. The Company has on average received approximately the full amount of anticipated residual values for automobile leases which have expired during the last five years. However, given the volatility in the market prices for used autos and other factors, there can be no assurance that the Company will continue to be able to realize the amount of residuals anticipated at the time the leases are initiated.

MANAGEMENT INFORMATION SYSTEMS

     The Company has developed automated information systems and telecommunications capabilities tailored to support all areas within the organization. Systems support is provided for accounting, tax, credit, collections, operations, sales, sales support and marketing. The Company has made significant investments in computer hardware and proprietary software. The Company's computerized system provides management with accurate up-to-date data which strengthens its management controls and assists in forecasting.

     The Company at June 30, 1996 employed ten management information system professionals and has developed a substantial amount of proprietary software. Terminals in the Company's Northbrook, Illinois headquarters and branch offices are linked 24 hours a day by dedicated telephone lines to the Company's main computer system.

     The Company's centralized data processing system provides instant support for the marketing and service efforts of salespeople from the Company and equipment manufacturers and dealers. The system permits the Company to generate collection histories, vendor analyses, lessee reports and credit histories and other data useful in servicing the lessees and equipment suppliers.

     Expenditures during fiscal year 1996 for computer hardware were $169,000 and for software were $103,000. The Company completed an upgrade of its data processing system in fiscal 1995 and spent approximately $498,000 for new computer hardware and approximately $20,000 for software in that year, and $90,000 for new computer hardware and approximately $200,000 for software in fiscal 1994.

COMPETITION

     Leasing is only one of many financing alternatives available to the Company's lessees and potential lessees. The leasing business is highly competitive. Concerns engaged in the leasing business include: (a) finance divisions, affiliates and subsidiaries of equipment manufacturers, including some which sell products leased by the Company, (b) banks and their affiliates or subsidiaries, some of which loan funds to the Company, (c) other leasing and finance companies, and (d) independently formed partnerships or corporations operated for the specific purpose of leasing equipment. Many of these organizations have substantially greater financial and other resources than the Company. As a consequence they may be able to obtain funds on terms more favorable than those available to the Company and may provide financing which is less expensive than leasing from the Company. However, the Company believes its financing services are more convenient than those available from many alternative sources. The Company's ability to compete effectively for profitable leasing business will continue to depend upon its ability to procure financing on attractive terms, to develop and maintain good relations with new and existing equipment suppliers, to attract additional lessees by means of its LeaseCard and other marketing programs and to maintain a very high level of service to its lessees and vendors. However, there can be no assurance that the Company can continue to do so. See "Marketing".

     Historically, the Company has concentrated on leasing moderately priced medical and office equipment. The Company may in the future lease a greater number of more expensive items of equipment than it has in the past. As it does so, the Company's competition can be expected to increase. Rising costs, changes in government regulations and increased competition among health care providers have led to the development of alternative health care delivery systems, including health maintenance and preferred provider organizations and managed care programs. In addition, recent surveys have indicated a continuing trend toward the formation of group medical practices, which affects the nature and size of the Company's market. While the Company does not believe that these developments have had a material impact on its business to date, their long-term impact, including the possibility of increased competition in the medical equipment leasing industry, cannot be predicted.

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

     One result of these regulatory changes is increased limitations on in-patient hospital stays. The Company believes this trend has resulted in greater outpatient services, where a large majority of the medical lessees in the Company's market practice. The Company believes these regulatory changes, if sustained, could result in greater need for medical equipment for outpatient procedures and supporting office equipment. However, no assurance of actual results from such regulatory changes can be made by the Company.

     Rising health care costs may also cause non-governmental medical insurers, such as Blue Cross and Blue Shield Plans and the growing number of self-insured employers, to revise their reimbursement systems and regulations governing the purchasing and leasing of equipment. Alternative health care delivery systems, such as health maintenance organizations, preferred provider organizations and managed care programs, have adopted similar cost containment measures. Although these developments have not materially affected the Company's business to date, future changes in the health care industry and the effect of such changes on the Company's business cannot be predicted.

EMPLOYEES

     At June 30, 1996, the Company had 144 full-time employees, none of whom were represented by a labor union. Approximately 41 of the Company's employees are engaged in the credit, collections and lease documentation areas, approximately 65 are in the sales, marketing and customer service areas and 38 are engaged in the general administration area. Management believes that the Company's employee relations are good.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995

Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) under the heading "General - Business Strategy" as to the likelihood that LeaseCard holders will choose the Company over competitors;
(ii) under the heading "General - Credit Risk Management" regarding credit loss experience and the effects of technological obsolescence; (iii) under the heading "Leased Equipment" regarding the benefit of technological advances; (iv) under the heading "Credit Review and Loss Experience" regarding credit loss experiences; (v) under the heading "Realization of Residual Value" as to lessees' elections to excercise their purchase options; (vi) under the heading "Competition" regarding the Company's services being more convenient than those of others and the impact of health developments; and (vii) under the heading "Health Care Trends" as to the benefit to the Company of limitations on in-patient hospital stays and the effects of health care developments.

     The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results during fiscal 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

     PORTFOLIO RISK

     The principal assets of the Company are its portfolio of lease receivables and the residual value of its equipment. Investment risks inherent in a leasing company include the possiblilty that lease receivables might not be fully collectible and that equipment might be sold at lease expiration or termination for less than the residual value recorded on the Company's balance sheet.

     Receivables Risk: Although the allowance for uncollectible accounts carried on the Company's books has historically been adequate to provide for losses associated with its lease receivables, changes in the reimbursement policies of government or third-party payors, obsolescence of equipment under lease, changes in the local, regional or national economies, changes in federal tax laws or other factors could significantly impact the Company's future delinquency and loss experience, which could in turn have a material adverse effect on the Company's earnings.

     Residual Risk: When the Company enters into a lease from which it expects to derive value through the resale of equipment at lease expiration, it records an estimate of the expected resale value on the Company's balance sheet as a residual interest. The growth in the Company's equipment lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Realization of residual values depends on factors not within the Company's control, such as equipment obsolescence, whether the lease expires or is terminated for default, whether the equipment is in fact returned to the Company at the end of the lease and the condition of the equipment when it is returned. Although the Company has historically received a very high percentage of recorded residual values for expired leases, there can be no assurance this will continue in the future. Failure to realize residual values could have a material adverse effect on the Company's earnings.

     INTEREST RATE RISK

     The Company's leases are at fixed rates but its warehouse lines, which represent a significant portion of its borrowings, bear interest at variable rates. Consequently, if interest rates were to increase, earnings would be adversely affected. In addition, the Company's ability to increase its yield on new receivables would be limited by competitive and economic factors.

     FINANCING

     The Company's profitability depends, among other factors, on the size of its lease portfolio, which in turn depends on the Company's ability to obtain external financing to supplement cash flows available from operations. The Company's principal sources of external financing have been borrowings under its revolving credit agreements and public offerings and private placements of debt and lease-backed obligations. Although the Company has been successful in arranging these types of fundings in the past, there can be no assurance that it will be able to obtain funding in the future in amounts or on terms it deems necessary or acceptable. The Company's inability to obtain financing would have a material adverse effect on its operations. Covenants in certain of the Company's debt agreements limit its ability to incur additional debt above certain levels.

     Under substantially all of the Company's debt agreements, a reduction (including, under most of these debt agreements, reductions caused by death) in the principal shareholder's ownership of the Common Stock below certain levels ranging from 30% to 35% would constitute an event of default or require prepayment. A default or required prepayment under any of these debt agreements may also result in defaults and required prepayments under other debt agreements.

     THIRD PARTY REIMBURSEMENT

     The Company believes that, due to the growing national concern with rising health care costs, the amount the government and other third party payors reimburse for individual health care procedures could be reduced. Changes in third party reimbursement policies, especially if such changes limit reimbursement for outpatient services (the type of services generally provided by the Company's medical lessees), could adversely affect the Company.

     Competition

     The Company competes with finance affiliates of equipment manufacturers which sell products leased by the Company, banks and other leasing and finance companies. Many of these organizations have greater financial and other resources than the Company and as a consequence may be able to obtain funds on terms more favorable than those available to the Company. Some of these competitors may provide financing which is less expensive than leasing from the Company.

Item 2.  Properties

     The Company leases its executive offices in Northbrook, Illinois under leases which run through August 31, 1998 and May 31, 2002. The executive offices are approximately 22,088 square feet in area. The Company also leases additional office space in Orange County and Roseville, California, Boca Raton, Florida, and Plymouth Meeting, Pennsylvania. An additional office with a warehouse in Grayslake, Illinois is also leased for the Company's auto leasing activities, the tele-marketing functions of its LeaseCard Direct Group and for the remarketing of equipment returned when leases expire or terminate.

Item 3.   Legal Proceedings

     While the Company is from time to time subject to actions or claims for damages in the ordinary course of its business, it is not now a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded in the over-the-counter market and reported on the NASDAQ National Market under the ticker symbol "TLII." The common stock has been trading on NASDAQ National Market since April, 1986, the time when the Company's initial public offering took place.

     The approximate number of beneficial holders of record of the Company's common stock on September 11, 1996, was 72.


Common Stock Information

                               Fiscal 1996         Fiscal 1995
                            -----------------    ------------------
     For the
  quarter ended              High       Low       High       Low
  -------------             ------    -------    --------  --------
  September 30              $3  1/2    $2 7/8     $3  1/2    $ 3  1/8

  December 31                 3 7/8    3  1/8      3  5/8      3

  March 31                    3 3/4    3  1/4      3  3/4      3 5/16

  June 30                     3 5/8    3 5/16     3 15/16      3 3/16

     The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors. The Board of Directors approved a dividend in the amount of $.03 per share during each quarter of fiscal year 1996 and the fourth quarter of fiscal 1995. There were no cash dividends declared in the first three quarters of fiscal 1995. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition, and capital requirements, and future dividends may be declared, reduced, or eliminated at the discretion of the Board of Directors on the basis of these or other considerations. In addition the Company's credit facility restricts the payment of dividends on the Company's common stock unless certain financial tests are met. Under the most restrictive limitations, the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock. On August 6, 1996, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share on August 27, 1996 to holders of record as of August 16, 1996.

Item 6.  Selected Financial Data

(In thousands, except common share and per common share amounts)

Operations Statement Data
                                                    Fiscal Year Ended June 30,
                                    -----------------------------------------------------------
                                       1996        1995        1994         1993        1992
                                    ----------  ----------  -----------  ----------  ----------
Revenues
  Finance Lease Income              $   33,915  $   28,861  $   26,520   $   24,239  $   20,695
  Operating Lease Income                 1,469         694         404          349         313
  Other                                  1,234         974         565          407         300
                                    ----------  ----------  ----------   ----------  ----------
    Total revenues                      36,618      30,529      27,489       24,995      21,308

Expenses
  Interest                              15,733      13,338      11,738       10,601       8,492
  General & administrative              13,018      10,220       9,113        8,148       7,511
  Provision for uncollectible
   accounts                              5,166       4,431       5,673        2,949       2,263
                                    ----------  ----------  ----------   ----------  ----------
    Total expenses                      33,917      27,989      26,524       21,698      18,266

Earnings before income taxes
  and cumulative effect of a
  change in accounting                   2,701       2,540         965        3,297       3,042
Income taxes                             1,034         973         369        1,263       1,165
                                    ----------  ----------  ----------   ----------  ----------

Earnings before cumulative
  effect of a change in
   accounting                            1,667       1,567         596        2,034       1,877

Cumulative effect of a change
  in accounting for income
  taxes                                    ---         ---         155          ---         ---
                                    ----------  ----------  ----------   ----------  ----------

Net earnings                        $    1,667  $    1,567  $      441   $    2,034  $    1,877
                                    ==========  ==========  ==========   ==========  ==========

Earnings per common share:

  Earnings before cumulative
    effect of a change in
    accounting                      $      .41  $      .37  $      .13   $      .52  $      .64

  Cumulative effect of a
    change in accounting
    for income taxes                       ---         ---       (0.03)         ---         ---
                                    ----------  ----------  ----------   ----------  ----------

Net earnings                        $      .41  $      .37  $      .10   $      .52  $      .64
                                    ==========  ==========  ==========   ==========  ==========
Weighted average common shares
  outstanding                        4,097,827   4,291,200   4,371,900    3,888,500   2,934,400

BALANCE SHEET DATA
                                                            June 30,
                                    -----------------------------------------------------------
                                       1996        1995        1994         1993        1992
                                    ----------  ----------  ----------   ----------  ----------
Net investment in direct
   finance leases                     $236,616    $193,094    $166,817     $147,881    $125,485
Total assets                           269,427     226,383     193,735      170,075     139,466
Senior debt and
   lease-backed obligations            209,817     168,963     138,841      115,897      99,726
Subordinated debt                       20,730      21,840      23,000       23,000      15,556
Stockholders' equity                    26,286      25,670      24,779       24,342      17,250
Book value per share                      6.50        6.09        5.67         5.57        5.88
Dividends declared per share               .12         .03           -            -           -

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

     Substantially all of the Company's lease receivables are written at a fixed rate of interest for a fixed term. The Company's borrowings on the other hand are at both fixed and variable rates of interest. The Company borrows under revolving credit facilities at variable interest rates (see "Liquidity and Capital Resources") and from time to time periodically refinances that debt through either a fixed-rate loan option in the revolving credit agreements, securitization of lease receivables or the sale of debt in the public or private markets. To the extent the Company refinances with fixed-rate debt, the Company locks in the spread in its portfolio.

     The Company has experienced growth in the total dollar amount of new lease receivables added to its portfolio during each of the last five fiscal years, though there can be no assurances that the growth trend will continue. In analyzing the Company's financial statements, it is important to understand the impact of lease receivable growth during an accounting period on lease income and net earnings.

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

     Operating lease income is recognized as revenue when the rental payments become due. Equipment under operating leases is recorded at cost and depreciated on a straight line basis over the estimated useful life of the equipment, generally three to five years.

     Initial direct costs incurred in consummating a lease, principally commissions and a portion of salaries for personnel directly involved in generating new lease receivables, are capitalized as part of the net investment in direct finance leases and amortized over the lease term as a reduction in the yield. An allowance for uncollectible accounts is provided over the terms of the underlying leases as the leases are determined to be uncollectible. See "Results of Operations" below for further discussion.

     The primary long-term funding method currently employed by the Company is to securitize portions of its lease portfolio. This method of funding is believed to afford the lowest cost long-term financing available. These transactions are not reflected as sales of lease receivables in the financial statements as the Company has an ongoing economic interest in the securitized assets. As such, the leases remain on the consolidated balance sheet and the income associated with such leases is recognized over the respective lease terms.

RESULTS OF OPERATIONS

     Finance lease income increased by $5,054,000 (17.5%) in fiscal 1996 and $2,341,000 (8.8%) in fiscal 1995 due primarily to increases of 22.5% and 15.8%, respectively, in the net investment in direct finance leases. The increase in the net investment in direct finance leases is due to increases in lease receivables originated of 25.2% and 20.2%, respectively, in fiscal 1996 and fiscal 1995. In addition, the increase in finance lease income is attributable to increases in lease-related fees of $117,000 (4.0%) and $459,000 (18.6%), respectively, in fiscal 1996 and fiscal 1995.

     Operating lease income increased by $775,000 (111.6%) in fiscal 1996 and $290,000 (71.8%) in fiscal 1995 due primarily to increases of 97.8% and 351.5%, respectively, in net equipment under operating leases. The increase in net equipment under operating leases is due to increases in equipment purchased for new operating leases of 43.2% and 1,071.4%, respectively, in fiscal 1996 and fiscal 1995.

     The growth in the Company's lease portfolio is the result of an increase in the number of leases originated in each fiscal year. The Company believes that the number of leases originated has increased primarily as a result of its increased marketing and selling activities, greater name recognition of LeaseCard in the marketplace and the introduction of new products by equipment manufacturers. Lease-related fees, primarily delinquency charges, have increased as a result of the growth in the size of the Company's lease portfolio. Delinquency charges in fiscal 1996 increased to $2,013,000 from $1,877,000 in fiscal 1995 and $1,488,000 in fiscal 1994. Delinquency rates increased to 3.6% at June 30, 1996 from 2.7% at June 30, 1995 and 2.6% at June 30, 1994. The increase in delinquencies from 2.7% at June 30, 1995 to 3.6% at June 30, 1996 results from competitive pressure as it relates to credit criteria in the Company's primary markets. Delinquencies remained relatively constant from 2.6% at June 30, 1994 to 2.7% at June 30, 1995. See "Business -- Credit Review and Loss Experience."

     Interest expense increased $2,395,000 (18.0%) in fiscal 1996 and $1,600,000 (13.6%) in fiscal 1995 due to increases in the amounts borrowed to finance the growth in the Company's lease portfolio. Interest expense as a percent of lease income decreased to 44.5% in fiscal 1996 from 45.1% in fiscal 1995 primarily as a result of more cost effective borrowing by the Company. The increase in interest expense as a percent of lease income from 43.6% in fiscal 1994 to 45.1% in fiscal 1995 resulted primarily from an increase in the general level of market interest rates. Interest expense is reported net of the impact of interest rate hedges used to fix the rate on floating rate financings, the effect of which was to decrease interest expense by $53,000 in fiscal 1996 and increase interest expense by $30,000 in fiscal 1995 and $736,000 in fiscal 1994.

     General and administrative expense increased by $2,798,000 (27.4%) in fiscal 1996 and $1,107,000 (12.1%) in fiscal 1995 primarily as a result of increases in salaries and benefits expense and sales-related expenses. The average number of personnel increased to 140 for fiscal 1996 from 117 for fiscal 1995 and 112 for fiscal 1994. As such, general and administrative expense as a percent of lease income was 36.8% in fiscal 1996, 34.6% in fiscal 1995 and 33.8% in fiscal 1994. The growth in the average number of employees has been necessary to accomodate the Company's growth during the period.

     The provision for uncollectible accounts increased by $735,000 (16.6%) in fiscal 1996 and decreased by $1,242,000 (21.9%) in fiscal 1995. The provision for uncollectible accounts as a percent of lease income was 14.6% in fiscal 1996, 15.0% in fiscal 1995 and 21.1% in fiscal 1994. The increase in the provision in fiscal year 1996 is due primarily to the increased dollar volume of leases originated in fiscal year 1996. The decrease in the provision in fiscal year 1995 is the result of an increase in the provision for uncollectible accounts in fiscal 1994 of $1,696,000, primarily due to the write-off of one large lessee account which represented approximately one percent of the Company's portfolio. The write-off in fiscal 1994 of this one account does not reflect a deterioration in the performance of the remainder of the portfolio which continues to perform consistent with historical norms.

     Earnings before income taxes and the cumulative effect of the change in accounting increased by $161,000 (6.3%) in fiscal 1996 and $1,575,000 (163.2%)
in fiscal 1995. Earnings before the cumulative effect of the change in accounting increased by $100,000 (6.4%) in fiscal 1996 and $971,000 (162.9%) in fiscal 1995 as compared to the respective prior fiscal years.

     The Company adopted Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes", during the first quarter of fiscal 1994, the cumulative effect of which was to reduce net earnings for fiscal 1994 by $155,000, or $.03 per share. The Company's effective tax rate was 38.3% in fiscal years 1994 through 1996.

     Net earnings increased by $100,000 (6.4%) in fiscal 1996 and $1,126,000 (255.3%) in fiscal 1995. The increase for fiscal 1996 was due to the larger dollar increase in total revenue relative to total expenses. The increase for fiscal 1995 was primarily due to the decrease in the provision for uncollectible accounts in fiscal 1995, as discussed above, and the adoption of SFAS No. 109 in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has principally financed its operations, including the growth of its lease portfolio, through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.

     Net cash used in investing activities, which was $48.2 million in fiscal 1996, $37.1 million in fiscal 1995, and $27.3 million in fiscal 1994, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuances of debt and lease-backed obligations over repayments of these debt instruments) was $38.7 million in fiscal 1996, $28.3 million in fiscal 1995 and $22.9 million in fiscal 1994. The remaining funds used in investing activities were provided by operating cash flows. As of June 30, 1996, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $7.5 million.

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

     Revolving Credit Agreement

     The Company borrows under its unsecured revolving credit agreement to fund its operations. As the Company has approached full utilization under this facility, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. These long-term debt and lease-backed obligations are issued either with fixed interest rates or with floating interest rates combined with an interest rate hedge to lock in a fixed rate. The Company intends to continue to issue long-term debt and lease-backed obligations with either fixed interest rates or floating interest rates converted to a fixed-rate through an interest rate hedge agreement, in both the institutional private placement and public markets to reduce its exposure to floating interest rates associated with revolving credit borrowings.

     As of January 31, 1996, the Company entered into a new unsecured revolving credit facility that permits the Company to borrow up to $30 million on an unsecured basis with interest paid quarterly. The Company, at its option, pays interest equal to the prime rate or the Federal Funds rate plus .70 percent. The Company has the option at the end of every quarter to convert its revolving loans outstanding under this facility into a fixed-rate loan, in which case the principal amount is payable in 18 equal quarterly installments with interest at 2 percent over a calculated rate based on LIBOR. If the revolving credit agreement is not extended, all revolving loans will be due on January 30, 1997, and on such date the Company may convert the outstanding balance into a two-year term loan bearing interest at the Company's choice of either prime rate plus .25 percent or LIBOR plus 1 percent. As of September 19, 1996, the outstanding loans under this facility were $23.2 million and the unused borrowing capacity was $6.8 million.

     The unsecured revolving credit agreement contains numerous covenants which include: a limitation on leverage, a minimum net worth requirement, a minimum interest coverage requirement, dividend and other stock and debt repurchase limitations, a maximum average original equipment cost of leased assets and a minimum equity ownership by the Company's principal shareholder. At June 30, 1996, the Company was in compliance with all covenants contained in the revolving credit agreement.

     Issuances of Senior and Subordinated Debt and Lease-Backed Obligations

     The Company has outstanding debt under unsecured senior and subordinated note placements, unsecured subordinated debentures, and senior and subordinated lease-backed obligations, all of which are summarized in the following table:

                                                                                                  PRINCIPAL AMOUNT
                                                                                              --------------------------
                                                                                                            BALANCE AT
ISSUANCE                                      PURCHASER(S) OR              INTEREST                           JUNE 30,
DATE                   SECURITY                THEIR AGENT(S)                RATE               ORIGINAL      1996 (1)
- ----                ---------------         --------------------         ------------         ------------  ------------

June                Unsecured               Massachusetts                      13.40%         $10,000,000   $ 7,780,000
1992                 subordinated            Mutual Life
                     notes                   Insurance Co.

October             Unsecured               American Nat'l                     10.50%          13,000,000    12,950,000
1992                 subordinated            Bank & Trust
                     debentures              Co., Trustee

June                Unsecured               Principal                           5.83%          38,000,000    20,000,000
1993                 senior notes            Mutual Life
                                              Insurance Co.,
                                             Massachusetts
                                              Mutual Life
                                              Insurance Co.,
                                             Phoenix Home
                                              Life Mutual
                                              Insurance Co. and
                                             TMG Life
                                              Insurance Co.

June                Unsecured               Phoenix Home                        6.82%           4,000,000     4,000,000
1993                 senior notes            Life Mutual
                                             Insurance Co.

June                Unsecured               Core States                         6.31%          10,000,000     5,600,000
1993                 senior notes            Bank, N.A.

August              Lease-backed            Public                              6.65%          43,416,000    15,276,413
1994                 notes

August              Subordinated            First Union                         7.65%           6,054,168     4,758,746
1994                 lease-backed            Nat'l Bank of
                     notes                   North Carolina

August              Secured term            First Union                     variable            1,000,000     1,000,000
1994                 notes                   Nat'l Bank of                        (2)
                                             North Carolina

October             Lease-backed            Public                              6.40%          89,658,869    59,280,789
1995                 notes

October             Subordinated            Met Life Capital                    7.55%         $10,802,273   $ 7,255,998
1995                 lease-backed            Corporation
                     note

                                                                              PRINCIPAL AMOUNT
                                                                          -------------------------
                                                                                           BALANCE
 ISSUANCE                            PURCHASER(S) OR       INTEREST                        JUNE 30,
 DATE               SECURITY         THEIR AGENT(S)            RATE         ORIGINAL       1996 (1)
- ------------------  ---------------  -----------------    -----------     -----------   -----------
November            Lease-backed     First Union           Libor + .75%   75,000,000    71,995,081
1995                 securitized      Nat'l Bank of                                (3)
                     revolving        North Carolina
                     credit facility


                                                                    Total             $209,897,027
                                                                                      ============

(1) The aggregate scheduled maturities of the securities are $135.2 million for fiscal 1997, $48.2 million for fiscal 1998, $13.6 million for fiscal 1999 and $13.0 million thereafter.

(2) In addition to prepaid interest in the amount of $14,025 paid at inception, interest payments include all investment earnings on the account.

(3) Effective March 29, 1996 the credit limit on this securitized revolver was increased from $35 million to $75 million. Effective July 31, 1996 the credit limit on this securitized revolver was increased from $75 million to $100 million, with an additional $25 million available for up to a 60 day period from the drawdown of such amount.

     The unsecured senior and subordinated private placement indentures contain numerous financial and other covenants, which include: limitations on total leverage and on the ratio of subordinated debt to equity, a minimum net worth requirement, a minimum fixed charge coverage requirement, dividend and other stock and debt repurchase limitations, a minimum unencumbered asset requirement and a minimum equity ownership by the Company's principal shareholder. At June 30, 1996, the Company was in compliance with all covenants contained in the senior and subordinated loan agreements.

     The publicly issued subordinated debentures and the related indenture contain financial and other covenants which include limitations on: dividends and stock redemptions, the incurrence of additional senior and/or subordinated debt, issuance of preferred stock and on transfers of assets by the Company to special-purpose subsidiaries formed for the purpose of financing such assets. As of June 30, 1996 the Company was in compliance with all requirements of these agreements.

     On November 28, 1995, the Company, through a wholly owned special-purpose financing subsidiary, TL Lease Funding Corp. IV ("TLFC IV"), established a securitized revolving credit and term loan facility with a maximum borrowing limit of $35 million (the "TLFC IV Revolving Credit Facility") with a national banking institution. On March 29, 1996, the credit limit was raised to $75 million and the expiration of the facility was extended from March 31, 1996 to March 30, 1997. On July 31, 1996, the credit limit was raised to $100 million through December 31, 1996, at which time the credit limit will revert to $75 million. In addition, the Company has a $25 million swing line available for up to a 60 day period from the drawdown of such amount. TLFC IV pays interest on the revolving borrowings at a rate equal to LIBOR plus .75 percent. TLFC IV may, at its option, convert the revolving loans to a term loan with a maturity determined by the cash flows of the leases held at the conversion date and a rate of interest equal to LIBOR plus 1 percent. Upon conversion to a term loan, TLFC IV would be required to execute an interest rate hedge to fix the rate on this borrowing.

     On November 28, 1995, the Company sold leases with a net book value of approximately $15.9 million to TLFC IV for approximately $16 million in cash borrowed under the TLFC IV Revolving Credit Facility. On December 28, 1995, the Company sold leases with a net book value of approximately $17.6 million to TLFC IV for approximately $18 million in cash borrowed under this facility. On April 1, 1996, the Company sold leases with a net book value of approximately $30.5 million to TLFC IV for approximately $30 million in cash borrowed under this facility. On June 10, 1996, the Company sold leases with a net book value of approximately $18.5 million to TLFC IV for approximately $18.2 million in cash borrowed under this facility. The Company continues to service the leases sold to TLFC IV, and used the proceeds from the sales of leases to reduce revolving credit borrowings under its unsecured revolving credit facility. As of September 19, 1996, outstanding loans under the TLFC IV revolving credit facility were $93.1 million and unused borrowing capacity was $6.9 million, excluding the $25 million swing line.

     The Company believes that the revolving credit facilities, increasing principal payments on leases and continued placement of debt in the public and/or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities, but there can be no assurances that this will continue to be the case.

     On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. The Board determined that this stock repurchase program is in the best interests of the Company and its shareholders given the significant discount to book value at which the Company's common stock is currently trading. As of June 30, 1996, a total of 753,125 shares have been repurchased at a total cost of $2,287,000 under this program. Of this total amount, 166,600 and 159,925 shares were repurchased in fiscal 1996 and fiscal 1995, respectively, at a cost of $559,000 and $550,000, respectively.

     The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Board of Directors approved a dividend in the amount of $.03 per share during each quarter of fiscal year 1996 and the fourth quarter of fiscal 1995. There were no cash dividends declared in the first three quarters of fiscal 1995. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition, and capital requirements, and future dividends may be declared, reduced, or eliminated at the discretion of the Board of Directors on the basis of these or other considerations. The Company's credit facility restricts the payment of dividends on the Company's common stock unless certain financial tests are met. Under the most restrictive limitations, the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock. On August 6, 1996, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share on August 27, 1996 to holders of record as of August 16, 1996.

PENDING ACCOUNTING STANDARDS

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages entities to adopt a fair value based method of accounting for the compensation cost of employee stock compensation plans. The statement allows an entity to continue the application of the acounting method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", however pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required. The disclosure requirements of this statement will be adopted in fiscal 1997. Results of operations and financial position will not be affected by the adoption of this statement.

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), effective for the Company on January 1, 1997, provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The Company will apply SFAS 125 to securitization transactions occurring on or after January 1, 1997. The effect of adopting SFAS 125 is not expected to have a material effect on the Company's financial position or results of operation.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                               Page
                                                            ---------
Consolidated Financial Statements

  Independent Auditors' Report                                 29

  Consolidated Balance Sheets as of June 30, 1996 and 1995     30

  Consolidated Statements of Operations for the years ended
     June 30, 1996, 1995, and 1994                             31

  Consolidated Statements of Stockholders' Equity for the
     years ended June 30, 1996, 1995, and 1994                 32

  Consolidated Statements of Cash Flows for the years ended
     June 30, 1996, 1995, and 1994                             33

  Notes to Consolidated Financial Statements                   34

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois


We have audited the accompanying consolidated balance sheets of Trans Leasing International, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the management of Trans Leasing International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trans Leasing International, Inc. and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June
30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note H to the financial statements, in 1994 the Company changed its method of accounting for income taxes.



DELOITTE & TOUCHE LLP
Chicago, Illinois
September 6, 1996

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                                 June 30
                                                                                                 -------
                                                                                        1996                 1995
                                                                                        ----                 ----
                                     ASSETS
                                     ------
CASH                                                                                $  4,528,000         $  3,758,000

RESTRICTED CASH (Note A)                                                               5,639,000           12,988,000

DIRECT FINANCE LEASES (Notes B and F):
  Future minimum lease payments                                                      270,458,000          219,718,000
  Estimated unguaranteed residual value                                               22,452,000           19,823,000
     Total Direct Finance Lease Receivables                                          292,910,000          239,541,000
  Less: Unearned lease income                                                        (46,788,000)         (39,965,000)
        Allowance for uncollectible accounts                                          (9,506,000)          (6,482,000)
                                                                                    ------------         ------------

     Net Investment in Direct Finance Leases                                         236,616,000          193,094,000
                                                                                    ------------         ------------

LEASE FINANCING RECEIVABLES, less allowance for
  uncollectible accounts of $238,000 and $151,000, respectively                        6,534,000            4,977,000

EQUIPMENT UNDER OPERATING LEASES, net of accumulated depreciation (Note C)             7,709,000            3,898,000
FURNITURE, FIXTURES  and EQUIPMENT, net of accumulated depreciation (Note D)           1,811,000            1,525,000
INCOME TAXES RECOVERABLE                                                                 904,000            1,464,000
OTHER ASSETS (Note E)                                                                  5,686,000            4,679,000
                                                                                    ------------         ------------

    TOTAL ASSETS                                                                    $269,427,000         $226,383,000
                                                                                    ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                               $  9,183,000         $  7,067,000

NOTES PAYABLE TO FINANCIAL INSTITUTIONS (Note F)                                      50,250,000           49,175,000

LEASE-BACKED OBLIGATIONS (Note F)                                                    159,567,000          119,788,000

SUBORDINATED OBLIGATIONS (Note F)                                                     20,730,000           21,840,000

DEFERRED INCOME TAXES (Note H)                                                         3,411,000            2,843,000
                                                                                    ------------         ------------

    TOTAL LIABILITIES                                                                243,141,000          200,713,000

COMMITMENTS AND CONTINGENT LIABILITIES (Note G)

STOCKHOLDERS' EQUITY (Note J):
  Preferred stock, par value $1.00;
    authorized 2,500,000 shares; none issued
  Common stock, par value $.01; authorized 10,000,000 shares;
    issued 4,798,500 shares, outstanding 4,045,375 and 4,211,975
    shares, respectively                                                                  48,000               48,000
  Additional paid-in capital                                                           9,879,000            9,879,000
  Retained earnings                                                                   18,646,000           17,471,000
  Less 753,125 and 586,525 shares respectively, held in treasury, at cost             (2,287,000)          (1,728,000)
                                                                                    ------------         ------------

     TOTAL STOCKHOLDERS' EQUITY                                                       26,286,000           25,670,000
                                                                                    ------------         ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $269,427,000         $226,383,000
                                                                                    ============         ============

See notes to consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                       Year ended June 30
                                             --------------------------------------
                                                1996         1995          1994
                                             -----------  -----------   -----------
REVENUES:
  Finance Lease Income                       $33,915,000  $28,861,000   $26,520,000
  Operating Lease Income                       1,469,000      694,000       404,000
  Other                                        1,234,000      974,000       565,000
                                             -----------  -----------   -----------

  Total Revenue                               36,618,000   30,529,000    27,489,000

EXPENSES:
  Interest                                    15,733,000   13,338,000    11,738,000
  General and administrative                  13,018,000   10,220,000     9,113,000
  Provision for uncollectible accounts         5,166,000    4,431,000     5,673,000
                                             -----------  -----------   -----------

  Total Expenses                              33,917,000   27,989,000    26,524,000
                                             -----------  -----------   -----------

EARNINGS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING                                2,701,000    2,540,000       965,000

INCOME TAXES (Note H)                          1,034,000      973,000       369,000
                                             -----------  -----------   -----------

EARNINGS BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING                       1,667,000    1,567,000       596,000

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING FOR INCOME TAXES (Note H)           ---          ---           155,000
                                             -----------  -----------   -----------
 NET EARNINGS                                $ 1,667,000  $ 1,567,000   $   441,000
                                             ===========  ===========   ===========

EARNINGS PER COMMON SHARE (Notes A and J)

  EARNINGS BEFORE CUMULATIVE EFFECT OF
     A CHANGE IN ACCOUNTING                  $       .41  $       .37   $       .13

  CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING FOR INCOME TAXES                 ---          ---             ( .03)
                                             -----------  -----------   -----------
NET EARNINGS                                 $       .41  $       .37   $       .10
                                             ===========  ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Note A)                         4,097,827    4,291,200     4,371,900

     See notes to consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------


                                        Common Stock             Additional
                                    ---------------------         Paid-In            Retained            Treasury
                                       Shares     Amount          Capital            Earnings              Stock
                                    -----------   -------        ----------        -----------          -----------
BALANCE, June 30, 1993                4,371,900   $48,000        $9,879,000        $15,593,000          $(1,178,000)

  Other                                                                                 (4,000)

  Net earnings                                                                         441,000
                                    -----------   -------        ----------        -----------          -----------

BALANCE, June 30, 1994                4,371,900    48,000         9,879,000         16,030,000           (1,178,000)

  Treasury stock purchased             (159,925)                                                           (550,000)

  Dividends declared and paid                                                         (126,000)

  Net earnings                                                                       1,567,000
                                    -----------   -------        ----------        -----------          -----------

BALANCE, June 30, 1995                4,211,975    48,000         9,879,000         17,471,000           (1,728,000)

  Treasury stock purchased             (166,600)                                                           (559,000)

  Dividends declared and paid                                                         (492,000)

  Net earnings                                                                       1,667,000
                                    -----------   -------        ----------        -----------          -----------

BALANCE, June 30, 1996                4,045,375   $48,000        $9,879,000        $18,646,000          $(2,287,000)
                                    ===========   =======        ==========        ===========          ===========


     See notes to consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                         Year ended June 30
                                                            ----------------------------------------------
                                                                1996             1995            1994
                                                            ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                              $   1,667,000    $   1,567,000   $     441,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Leasing costs, primarily provision for
         uncollectible accounts and amortization
         of initial direct costs                                7,307,000        6,521,000       7,626,000
      Depreciation and amortization                             1,916,000          830,000         461,000
      Initial direct costs incurred                            (2,734,000)      (2,397,000)     (1,956,000)
  Changes in:
      Deferred income taxes                                       568,000        1,016,000         612,000
      Accounts payable and accrued expenses                     2,116,000        1,779,000         681,000
      Income taxes recoverable                                    560,000          487,000      (1,014,000)
      Other assets                                             (1,097,000)        (457,000)     (1,565,000)
      Other                                                                        (22,000)         62,000
                                                            -------------    -------------   -------------

      Net cash provided by operating activities                10,303,000        9,324,000       5,348,000
                                                            -------------    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on leases                              96,331,000       75,627,000      65,001,000
  Equipment purchased for leasing                            (134,146,000)    (106,826,000)    (89,338,000)
  Purchase of lease financing receivables                      (4,309,000)      (1,788,000)     (2,468,000)
  Purchase of property and equipment                           (6,583,000)      (4,581,000)       (608,000)
  Disposal of property and equipment                              481,000          419,000         149,000
                                                            -------------    -------------   -------------

      Net cash used in investing activities                   (48,226,000)     (37,149,000)    (27,264,000)
                                                            -------------    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes payable to financial institutions         131,992,000      126,225,000      61,600,000
  Repayment of notes payable to financial institutions       (130,917,000)    (137,707,000)    (62,288,000)
  Issuance of lease-backed obligations                        201,879,000      126,382,000      42,966,000
  Repayment of lease-backed obligations                      (162,100,000)     (84,778,000)    (19,334,000)
  Repayment of subordinated obligations                        (1,110,000)      (1,160,000)        ---
  Payment of dividends on common stock                           (492,000)        (126,000)        ---
  Purchase of treasury stock                                     (559,000)        (550,000)        ---
                                                            -------------    -------------   -------------

      Net cash provided by financing activities                38,693,000       28,286,000      22,944,000
                                                            -------------    -------------   -------------

NET INCREASE IN CASH                                              770,000          461,000       1,028,000

CASH, beginning of year                                         3,758,000        3,297,000       2,269,000
                                                            -------------    -------------   -------------

CASH, end of year                                           $   4,528,000    $   3,758,000   $   3,297,000
                                                            =============    =============   =============

    See notes to consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



A.   Summary of Significant Accounting Policies:

     Business:

          Trans Leasing International, Inc., (the "Company") leases a variety of medical and general office equipment and automobiles to the medical and commercial equipment markets.

     Principles of Consolidation:

          The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Trans Leasing Insurance Services, Inc., LeaseCard Auto Group, Inc., Nuvotron, Inc., TL Lease Funding Corp. III, and TL Lease Funding Corp. IV. Intercompany accounts and transactions have been eliminated.

     Lease Accounting:

          Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases," are accounted for by recording on the balance sheet the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield. An allowance for uncollectible accounts is provided over the terms of the underlying leases as the leases are determined to be uncollectible. Accounts are normally written off if no payment has been received within 150 to 180 days of its due date. Accounts can be written off earlier if it is evident that no further payment will be received.

          Operating lease income is recognized as revenue when the rental payments become due. Equipment under operating leases is recorded at cost and depreciated on a straight line basis over the estimated useful life of the equipment, generally three to five years.

          The primary long-term funding method currently employed by the Company is to securitize portions of its lease portfolio. This method of funding is believed to provide the lowest cost long-term financing available. These transactions are not reflected as sales of lease receivables in the financial statements as the Company has an ongoing economic interest in the assets securitized. As such, the lease receivables remain on the consolidated balance sheet and the income associated with such leases is recognized over the respective lease terms.

          Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), effective for the Company on January 1, 1997, provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The Company will apply SFAS 125 to securitization transactions occurring on or after January 1, 1997. The effet of adopting SFAS 125 is not expected to have a material effect on the Company's financial position or results of operation.

     Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

     Restricted Cash:

          Restricted cash represents cash received related to securitized leases which is held in segregated cash accounts pending distribution to the lease-backed certificate holders.

     Furniture, Fixtures & Equipment:

          Furniture, fixtures, & equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three to seven years.

     Income Taxes:

          The provision for income taxes includes deferred taxes resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using the liability method required by SFAS No. 109, "Accounting for Income Taxes."

     Interest Rate Hedges:

          Interest rate swaps and collars involve the exchange of interest payments without the exchange of the underlying notional principal amounts. The Company accrues a net payable or receivable for the amount of interest to be paid or received under the swap or collar as an adjustment to interest expense.

     Earnings Per Common Share:

          Earnings per common share are computed on the basis of the weighted average number of shares outstanding plus common stock equivalents, if dilutive, applicable to warrants and options.

     Reclassifications:

          Certain reclassifications have been made to prior years to conform with the presentation used in 1996.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)

B.   Net Investment in Direct Finance Leases:
     ----------------------------------------

          The Company leases equipment with lease terms generally ranging from one to five years. Minimum payments to be received on lease contracts for each of the succeeding five fiscal years ending June 30 are:

          1997                              $111,940,000
          1998                                78,637,000
          1999                                47,665,000
          2000                                24,414,000
          2001                                 7,753,000
          Thereafter                              49,000

          Initial direct costs are capitalized as part of the investment in direct finance leases and are amortized over the lease term as a reduction in yield. Initial direct costs capitalized are as follows:

                                                 Year ended June 30
                                      ----------------------------------------
                                         1996          1995           1994
                                      -----------   -----------    -----------

     Initial direct costs:            $ 2,734,000   $ 2,397,000    $ 1,956,000


          An analysis of the changes in the allowance for uncollectible accounts is as follows:

                                                 Year ended June 30
                                      ----------------------------------------
                                         1996          1995           1994
                                      -----------   -----------    -----------
     Balance, beginning of year       $ 6,482,000   $ 4,047,000    $ 2,709,000

     Additions                          6,667,000     5,328,000      6,489,000

     Uncollected lease receivables
       written off, net of recoveries  (3,643,000)   (2,893,000)    (5,151,000)
                                      -----------   -----------    -----------

     Balance, end of year             $ 9,506,000   $ 6,482,000    $ 4,047,000
                                      ===========   ===========    ===========

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (continued)

C.   Equipment Under Operating Leases
     --------------------------------
          The original cost of equipment under operating leases and the accumulated depreciation are as follows:

                                                                                                   June 30
                                                                                                   -------
                                                                                              1996         1995
                                                                                              ----         ----
       Equipment under operating leases                                                   $  9,197,000   $4,414,000
       Less accumulated depreciation                                                        (1,488,000)    (516,000)
                                                                                          ------------   ----------

                                                                                          $  7,709,000   $3,898,000
                                                                                          ============   ==========

D.   Furniture, Fixtures and Equipment:
     ----------------------------------

          The major classes of property and equipment are as follows:

                                                                                                    June 30
                                                                                                    -------
                                                                                               1996         1995
                                                                                               ----         ----
       Data processing equipment                                                             1,474,000    1,305,000
       Furniture and fixtures                                                                  737,000      549,000
       Personal computer and communication equipment                                           772,000      331,000
       Vehicles                                                                                 60,000       66,000
       Leasehold improvements                                                                   84,000       50,000
                                                                                          ------------   ----------
                                                                                             3,127,000    2,301,000
       Less accumulated depreciation                                                        (1,316,000)    (776,000)
                                                                                          ------------   ----------
                                                                                          $  1,811,000   $1,525,000
                                                                                          ============   ==========

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)

E.   Other Assets:

     Other assets consist of:

                                                                                   June 30
                                                                                 -----------
                                                                               1996         1995
                                                                            -----------  -----------
       Cash surrender value of life insurance policies,
          net of policy loans of $63,000 and $61,000, respectively          $ 1,915,000  $ 1,796,000
       Deferred debt issuance costs                                           1,777,000    1,705,000
       Due from lessees                                                         836,000      789,000
       Supplies                                                                 151,000       95,000
       Deposits                                                                 484,000       91,000
       Other                                                                    523,000      203,000
                                                                            -----------  -----------
                                                                            $ 5,686,000  $ 4,679,000
                                                                            ===========  ===========

F.   Debt:
                                                                                   June 30
                                                                                 -----------
                                                                               1996         1995
                                                                            -----------  -----------

     Notes payable to financial institutions:
          Unsecured, floating rate (6.33% at June 30, 1996),
            twelve-month revolving                                          $20,650,000  $10,175,000
     Other notes payable to financial institutions:
          Unsecured, interest rate of 5.83%,
            due in installments through March 31, 1998                       20,000,000   27,200,000
          Unsecured, interest rate of 6.31%,
            due in installments through September 30, 1998                    5,600,000    7,800,000
          Unsecured, interest rate of 6.82%,
            due in installments through June 1, 1998                          4,000,000    4,000,000
                                                                            -----------  -----------
                                                                            $50,250,000  $49,175,000
                                                                            ===========  ============

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)

                                                                           June 30
                                                                         -----------
                                                                      1996          1995
                                                                  ------------  ------------
     Lease-backed obligations:
          Variable interest rate (6.246% as of June 30, 1996),
            due March 30, 1997                                    $ 71,995,000  $ 67,348,000
          Variable interest rate (5.39% as of June 30, 1996),
            due March 25, 1998                                       1,000,000     1,000,000
          Interest rate of 6.65%,
            due in installments through March 25, 1998              15,276,000    30,402,000
          Interest rate of 5.75%,
            due in installments through May 20, 1997                   ---        10,541,000
          Interest rate of 7.65%,
            due in installments through March 25, 1998               4,759,000     4,758,000
          Interest rate of 7.10%,
            due in installments through January 15, 1996               ---         2,639,000
          Interest rate of 8.20%,
            due in installments through May 20, 1997                   ---         3,100,000
          Interest rate of 6.40%,
            due in installments through February 15,1999            59,281,000       ---
          Interest rate of 7.55%,
            due in installments through February 15,1999             7,256,000       ---
                                                                  ------------  ------------
                                                                  $159,567,000  $119,788,000
                                                                  ============  ============

     Subordinated obligations:
          Unsecured, interest rate of 10.5%,
            due October 15, 2002                                  $ 12,950,000  $ 12,950,000
          Unsecured, interest rate of 13.4%,
            due June 30, 1999                                        7,780,000     8,890,000
                                                                  ------------  ------------
                                                                  $ 20,730,000  $ 21,840,000
                                                                  ============  ============

     As of January 31, 1996, the Company entered into a new unsecured revolving credit facility that permits the Company to borrow up to $30 million on an unsecured basis with interest paid quarterly. The Company, at its option, pays interest equal to the prime rate or the Federal Funds rate plus .70 percent. The Company has the option at the end of every quarter to convert its revolving loans into a fixed-rate loan, in which case the principal amount is payable in 18 equal quarterly installments with interest at 2 percent over a calculated rate based on LIBOR. If the revolving credit agreement is not extended, all revolving loans will be due on January 30, 1997, and on such date the Company may convert the outstanding balance into a two-year term loan bearing interest at the prime rate plus .25 percent or LIBOR plus 1 percent. As of September 19, 1996, the outstanding loans under this facility were $23.2 million and the unused borrowing capacity was $6.8 million.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)


     The Company had an amortizing interest rate collar agreement which effectively fixed the interest rate on its floating-rate lease-backed notes issued October 1992 at 5.75 percent. On June 28, 1996 the collar was terminated concurrent with the prepayment of the related notes on the same day.

     Interest received from or paid to the counterparty under this agreement is netted against or added to interest expense on the Company's income statement. There was no market risk associated with this agreement as it was used to hedge floating-rate debt. The Company was exposed to potential non-performance by the counterparty to the interest rate collar agreement, though the Company did not anticipate non-performance due to the strong financial position of the counterparty. As of June 30, 1996 there were no outstanding derivative instruments.

     The Company's loan agreements contain certain restrictive covenants. The more significant of these covenants require the Company to maintain a ratio of earnings before taxes and interest expense to interest expense of 1.15 to 1.0 on a rolling four quarter basis; require the Company to maintain a ratio of debt, (excluding subordinated debt due in more than one year), to equity, (including subordinated debt due in more than one year), not to exceed 4.0 to 1.0; prohibit consolidated tangible net worth, plus aggregate net assets of securitization subsidiaries, plus the aggregate amount paid by the Company on or after December 31, 1992 to redeem its stock from being less than $17 million plus 50 percent of the Company's consolidated cumulative net income from January 1, 1993; provide that the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock; and prohibit the Company's activities in mergers and acquisitions without the consent of the lender. In addition, repayment in full would be required in the event the principal shareholder and Chief Executive Officer ceases to own at least 35 percent of the Company's outstanding common stock.

     At June 30, 1996, the Company was in compliance with all covenants.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)



     On November 28, 1995, the Company, through a wholly owned special-purpose financing subsidiary, TL Lease Funding Corp. IV ("TLFC IV"), established a securitized revolving credit and term loan facility with a maximum borrowing limit of $35 million (the "TLFC IV Revolving Credit Facility") with a national banking institution. On March 29, 1996, the credit limit was raised to $75 million and the expiration of the facility was extended from March 31, 1996 to March 30, 1997. On July 31, 1996, the credit limit was raised to $100 million through December 31, 1996, at which time the credit limit will revert to $75 million. In addition, the Company has a $25 million swing line available for up to a 60 day period from the drawdown of such amount. TLFC IV pays interest on the revolving borrowings at a rate equal to LIBOR plus .75 percent. TLFC IV may, at its option, convert the revolving loans to a term loan with a maturity determined by the cash flows of the leases held at the conversion date and a rate of interest equal to LIBOR plus 1 percent. Upon conversion to a term loan, TLFC IV would be required to execute an interest rate hedge to fix the rate on this borrowing.

     On November 28, 1995, the Company sold leases with a net book value of approximately $15.9 million to TLFC IV for approximately $16 million in cash borrowed under the TLFC IV Revolving Credit Facility. On December 28, 1995, the Company sold leases with a net book value of approximately $17.6 million to TLFC IV for approximately $18 million in cash borrowed under this facility. On April 1, 1996, the Company sold leases with a net book value of approximately $30.5 million to TLFC IV for approximately $30 million in cash borrowed under this facility. On June 10, 1996, the Company sold leases with a net book value of approximately $18.5 million to TLFC IV for approximately $18.2 million in cash borrowed under this facility. The Company continues to service the leases sold to TLFC IV, and used the proceeds from the sales of leases to reduce revolving credit borrowings under its unsecured revolving credit facility. As of September 19, 1996, outstanding loans under the TLFC IV revolving credit facility were $93.1 million and unused borrowing capacity was $6.9 million, excluding the $25 million swing line.

     Maturities of debt (notes payable to financial institutions, subordinated obligations, lease-backed obligations and leases discounted with financial institutions) during each of the succeeding five years ending June 30 and thereafter are as follows:

          1997          $155,855,000
          1998            48,180,000
          1999            13,562,000
          2000               ---
          2001               ---
          Thereafter      12,950,000

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)



G.   Commitments:

          The Company leases its office facilities and certain office equipment. Future minimum rental commitments as of June 30, 1996 and thereafter are as follows:

          1997          $470,000
          1998           428,000
          1999           339,000
          Thereafter     737,000

          The Company leases its two executive offices in Northbrook, Illinois under leases which run through August 31, 1998 and May 31, 2002.

          Total rent expense for the years ended June 30, 1996, 1995, and 1994 was $543,000, $353,000, and $376,000, respectively.

          As of June 30, 1996, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $7.5 million.

H.   Income Taxes:

          The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective July 1, 1993. This statement supersedes the provisions of Accounting Principle Board Opinion No. 11, "Accounting for Income Taxes," under which the Company had previously been recognizing income tax expense. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to decrease net earnings by $155,000 ($.03 per share) for fiscal 1994.

          Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1996 and 1995 are as follows:

                        TRANS LEASING INTERNATIONAL, INC.
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (continued)

                                                1996         1995
                                             -----------  -----------
     Deferred Tax Liabilities:

       Differences between book and tax
          investment in equipment leased     $14,312,000  $12,785,000

     Deferred Tax Assets:

       Operating loss carryforwards            2,955,000    2,134,000
       Tax credit carryforwards:
          Investment tax credits               2,464,000    2,443,000
          Alternative minimum tax credits      5,482,000    5,365,000
                                             -----------  -----------
                                              10,901,000    9,942,000
                                             -----------  -----------

     Net deferred tax liability              $ 3,411,000  $ 2,843,000
                                             ===========  ===========

     No valuation allowances as of June 30, 1996 and 1995 are considered necessary.

     At June 30, 1996, the Company has $7,714,000 of net operating loss carryforwards available for federal income tax purposes. The net operating loss carryforwards expire as follows:

                                              Year of
              Net Operating Loss             Expiration
              ------------------             ----------
                  $  906,000                    2004
                   1,461,000                    2005
                   1,170,000                    2006
                   1,136,000                    2009
                   3,041,000                    2012

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (continued)


     At June 30, 1996, the Company's investment tax credit carryforwards expire as follows:

                     Investment         Year of
                     Tax Credit       Expiration
                     ----------       ----------
                      $103,000           1997
                       631,000           1998
                       784,000           1999
                       699,000           2000
                       247,000           2001

     At June 30, 1996 the Company has $5,482,000 of alternative minimum tax credit carryover, which is available to offset future regular federal income taxes.

     The provision for income taxes is as follows:

                               Year ended June 30
                      -------------------------------------
                         1996          1995         1994
                      ----------    ----------   ----------
  Federal:
     Current          $    ---      $    ---     $  130,000
     Deferred            685,000       810,000      191,000
                      ----------    ----------   ----------
                         685,000       810,000      321,000

  State:
     Current             254,000        50,000        ---
     Deferred             95,000       113,000       48,000
                      ----------    ----------   ----------
                         349,000       163,000       48,000
                      ----------    ----------   ----------

                      $1,034,000    $  973,000   $  369,000
                      ==========    ==========   ==========

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)

     The differences between the statutory and effective tax rates are as follows:

                                         Year ended June 30
                                        ---------------------
                                         1996    1995   1994
                                        ------  ------  -----

     U.S. statutory income tax rate     34.0%   34.0%  34.0%
     State income taxes less
       federal benefit                   4.3     4.3    4.3
                                        -----   -----  -----

     Effective income tax rate          38.3%   38.3%  38.3%
                                        =====   =====  =====

I.   Profit Sharing Plan:

          The Company has established a profit sharing 401(k) plan for its employees. The Company matches 30 percent of participants' contributions up to a maximum contribution of 6 percent of participants' compensation. Contributions charged to earnings for the years ended June 30, 1996, 1995 and 1994 were $70,000, $49,000 and $52,000, respectively.

J.   Stockholders' Equity:

          The Company has granted to its current directors, other than the President of the Company, immediately exercisable warrants to purchase an aggregate of 205,000 shares of common stock, of which warrants to purchase 130,000 shares are exercisable at $3.50, expiring in November, 2000, and 75,000 at $3.25, expiring in October, 1996. The warrants expiring in November, 2000 replace warrants that had exercise prices of between $4.25 and $6.00 with expiration dates ranging from September 1996 through July 1998.

          The Company has adopted an Employee Stock Option and Performance Unit Plan (the "1986 Plan"). Under the 1986 Plan, a committee of the Board of Directors may grant to employees of the Company stock options, appreciation rights or performance units. The maximum number of shares of common stock available for grants under the 1986 Plan and reserved for issuance by the Company is 210,000. Options to purchase 91,950 shares of common stock were granted in May, 1986, at an option price of $9.25 per share. In August, 1987, all outstanding options were forfeited by the employees and the Company granted options for the same number of shares to the same employees at an option price of $4.25 per share. These options were exercisable at any time within five years from the date of grant. In August, 1993, the expiration date on these options was extended to August, 1996. On November 21, 1995, all

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)


     outstanding options, other than those with an original grant date of November 2, 1995, were forfeited by the employees and the Company granted options for the same number of shares to the same employees at an option price of $3.50 per share, exercisable at any time within five years from the date of grant. Since the original grant in May 1986, options to purchase 273,500 shares of common stock were granted at an average option price of $3.95. At June 30, 1996, none of these options had been exercised and 129,000 options remained outstanding.

          On November 17, 1992, the Company's stockholders approved an Executive Management Group Stock Option Plan (the "1992 Plan"). Under the provisions of the 1992 Plan, certain officers of the Company were granted options to purchase a total of 45,000 shares of common stock at $6.00 per share. On August 11, 1994, under the 1992 Plan, the Company granted options to an officer entitling him to purchase 499 shares of the Company's common stock at $3.50 per share and 657 shares of the Company's common stock at $5.25 per share. On November 21, 1995, all outstanding options, other than the 499 options granted to the aforementioned officer at an exercise price of $3.50, were forfeited by the employees and the Company granted options for the same number of shares to the same employees at an option price of $3.50 per share. At June 30, 1996, none of these options had been exercised and 31,156 options remained outstanding.

          All options granted to the Chief Executive Officer of the Company under the 1992 Plan are exercisable for five years after the date of grant, and options granted to all other officers under the 1992 Plan are exercisable for three years after the date of grant.

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages entities to adopt a fair value based method of accounting for the compensation cost of employee stock compensation plans. The Statement allows an entity to continue the application of the acounting method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", however, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this Statement had been applied, are required. The disclosure requirements of this Statement will be adopted in fiscal 1997. Results of operations and financial position will not be affected by the adoption of this Statement.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)


K.   Supplementary Statement of Earnings Information:

          Advertising expenses for the years ended June 30, 1996, 1995, and 1994 were $802,000, $535,000, and $322,000, respectively.

L.  Estimated Fair Value of Financial Instruments:

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

          Long-term debt: Fair value of the Company's long-term debt is determined utilizing current market rates based upon the market rate of debt with similar terms and conditions. The fair value of the Company's long-term debt is approximately $231,539,000 as of June 30, 1996; the carrying value is $230,547,000. As of June 30, 1995, the fair value and carrying value of the Company's long-term debt were $191,180,000 and $190,803,000, respectively.

          Other Financial Investments: The carrying value in the balance sheet as of June 30, 1996 for cash, receivables (other than lease receivables), accrued liabilities and revolving line of credit and variable rate notes payable approximate fair value because of the short maturity of the investments or bear interest rates that approximate current market rates.

                       TRANS LEASING INTERNATIONAL, INC.
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (continued)


M.   Supplementary Statement of Cash Flow Information:

        Cash paid (received) during the year for:

                                              Year ended June 30
                                    -------------------------------------
                                       1996         1995         1994
                                    -----------  -----------  -----------
               Interest             $14,754,000  $12,416,000  $10,598,000
               Income taxes             (48,661)    (529,000)   3,708,000

N.   Dividends Declared:

     The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors. The Board of Directors approved a dividend, in the amount of $.03 per share during each quarter of fiscal year 1996. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition, and capital requirements, and future dividends may be declared, reduced, or eliminated at the discretion of the Board of Directors on the basis of these or other considerations. The Company's credit facility restricts the payment of dividends on the Company's common stock unless certain financial tests are met. Under the most restrictive limitations, the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock. On August 6, 1996, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share on August 27, 1996 to holders of record as of August 16, 1996.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Form 8-K under the Securities Exchange Act of 1934 reporting a change of accountants has been filed within the 24 month period ended June 30, 1996.

                                   PART III


Item 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's executive officers.

    NAME                 AGE                   POSITION
    ----                 ---                   --------
Richard Grossman          44         President, Chief Executive Officer

Norman Smagley            37         Vice President, Finance and
                                       Chief Financial Officer

Joseph Rabito             38         Vice President, Operations

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

     Other information required herein is hereby incorporated by reference from the definitive Proxy Statement for the 1996 Annual Meeting of the Company.

Item 11.  EXECUTIVE COMPENSATION

     The information required herein is hereby incorporated by reference from the definitive Proxy Statement for the 1996 Annual Meeting of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is hereby incorporated by reference from the definitive Proxy Statement for the 1996 Annual Meeting of the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is hereby incorporated by reference from the definitive Proxy Statement for the 1996 Annual Meeting of the Company.

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

          10.3(a) Trans Leasing International, Inc. Savings Plan (As Amended and Restated Effective as of July 1, 1994), incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on September 19, 1996 with respect to the Trans Leasing International, Inc. Savings Plan.

          10.3(b) First Amendment to Trans Leasing International, Inc. Savings Plan (As Amended and Restated Effective as of July 1, 1994), as amended effective as of October 1, 1995, incorporated by reference to the Registrant's Registration Statement on Form S-8, filed on September 19, 1996 with respect to the Trans Leasing International, Inc. Savings Plan.

          10.4(a) Form of 1991 directors' warrants, incorporated by reference to the Registrant's Registration Statement on Form S-1, originally filed on July 30, 1992, as amended filed September 23, 1992 with respect to an offering of its Common Stock (Registration No. 33-50228).

          10.4(b) Amendments to form of 1991 directors' warrants incorporated by reference to the Registrant's Registration Statement on Form S-1, originally filed on July 30, 1992, as amended filed September 23, 1992 with respect to an offering of its Common Stock (Registration No. 33-50228).

          10.4(c)  Form of 1995 directors' warrants.

          10.5 Indenture dated as of October 1, 1992 between Registrant and American National Bank and Trust Company of Chicago, as Trustee, incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1993 (File No. 0-15167).

          10.6 Amended and Restated Contribution and Sale Agreement, dated August 2, 1994 between the Registrant and TL Lease Funding Corp. III, incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

          10.7 Receivables Acquisition Agreement, dated August 2, 1994, between TL Lease Funding Corp III and Prudential Securities Secured Financing Corporation, incorporated by reference to the Registrant's Form 10-K
     Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

          10.8 Pooling and Servicing Agreement, dated August 2, 1994, among the Registrant, Prudential Securities Secured Financing Corporation, and PSSFC Equipment Lease Trust 1994-1, incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File
     No. 0-15167).

          10.9 Indenture, dated August 2, 1994, between PSSFC Equipment Lease Trust 1994-1 and Manufacturers and Traders Trust Company, incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

          10.10 Trust Agreement, dated August 2, 1994, between Prudential Securities Secured Financing Corporation and Bankers Trust (Delaware), incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

          10.11 Administration Agreement, dated August 2, 1994, between PSSFC Equipment Lease Trust 1994-1 and the Registrant, incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

          10.12 Loan and Security Agreement, dated August 2, 1994, between Prudential Securities Secured Financing Corporation and First Union National Bank of North Carolina, incorporated by reference to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (File No. 0-15167).

          10.13 Amended and Restated Note Agreement dated as of November 30, 1994 between Registrant and certain lenders named therein, incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the quarter period ended December 31, 1994 (File No. 0-15167).

          10.14 Amended and Restated Note Agreement dated as of November 30, 1994 between Registrant and Massachusetts Mutual Life Insurance Company, incorporated by reference to the Registrant's Form 10-Q Quarterly Report for the quarter period ended December 31, 1994 (File No. 0-15167).

          10.15 Amended and Restated Contribution and Sale Agreement, dated as of October 6, 1995, among Registrant and TL Lease Funding Corp. IV, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended September 30, 1995.

          10.16 Pooling and Servicing Agreement, dated as of October 6, 1995, among Registrant, TL Lease Funding Corp. IV and TLFC IV Equipment Lease Trust 1995-1, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended September 30, 1995.

          10.17 Indenture, dated as of October 6, 1995, between TLFC IV Equipment Lease Trust 1995-1 and Manufacturers and Traders Trust Company, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended September 30, 1995.

          10.18 Trust Agreement, dated as of October 6, 1995, between TL Lease Funding Corp. IV and Bankers Trust (Delaware), incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended September 30, 1995.

          10.19 Administration Agreement, dated as of October 6, 1995, between Registrant and TLFC IV Equipment Lease Trust 1995-1, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended September 30, 1995.

          10.20 Revolving Credit and Term Loan and Security Agreement, dated as of November 28, 1995, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended December 31, 1995.

          10.21 Limited Recourse Agreement, dated as of November 28, 1995, between Registrant and First Union National Bank of North Carolina, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended December 31, 1995.

          10.22 Servicing Agreement, dated as of November 28, 1995, between Registrant and First Union National Bank of North Carolina, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended December 31, 1995.

          10.23 Contribution and Sale Agreement, dated as of November 28, 1995, between Registrant and TL Lease Funding Corp. IV, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended December 31, 1995.

          10.24 Credit Agreement, dated as of January 31, 1996, among Registrant, the Banks (as defined therein) and The First National Bank of Chicago, as agent, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended December 31, 1995.

          10.25 Amendment No. 1 to Revolving Credit and Term Loan and Security Agreement, dated March 29, 1995, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended March 31, 1995.

          10.26 Amendment No. 1 to Limited Recourse Agreement, dated March 29, 1996, between Registrant and First Union National Bank of North Carolina, incorporated by reference to the Registrant's Form 10-Q Report for the quarter ended March 31, 1995.

          10.27 Amendment to Credit Agreement, dated as of June 28, 1996, among Registrant, the Banks (as defined therein and The First National Bank of Chicago, as agent.

          10.28 Amendment No. 2 to Revolving Credit and Term Loan and Security Agreement, dated March 29, 1996, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina.

          10.29 Amendment No. 2 to Limited Recourse Agreement, dated July 31, 1996, between Registrant and First Union National Bank of North Carolina.

          11.1  Statement re computation of per share earnings.

          21.1  Subsidiaries of the Registrant.

          27.1  Financial Data Schedule.

(b)  Reports on Form 8-K

     No report on Form 8-K has been filed by the Registrant during the last quarter covered by the report. One of the Company's wholly-owned special purpose financing subsidiaries, TL Lease Funding Corp. IV, files routine monthly servicing reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of this 30th day of September, 1996.


                                     TRANS LEASING INTERNATIONAL, INC.



                                       By: /s/ RICHARD GROSSMAN
                                           ---------------------------
                                           Richard Grossman
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of this 30th day of September, 1996.


  /s/ RICHARD GROSSMAN            President, Chief Executive Officer,
- --------------------------------  Chairman of the Board of Directors
      Richard Grossman


  /s/ NORMAN SMAGLEY              Vice President, Finance and
- --------------------------------  Chief Financial Officer
      Norman Smagley              (Principal Accounting and Financial Officer)


  /s/ JOSEPH RABITO               Vice President, Operations
- --------------------------------
      Joseph Rabito


  /s/ CLIFFORD V. BROKAW, III     Director
- --------------------------------
      Clifford V. Brokaw, III


  /s/ LARRY S. GROSSMAN           Director
- --------------------------------
      Larry S. Grossman


  /s/ MICHAEL J. HEYMAN           Director
- --------------------------------
      Michael J. Heyman


  /s/ MARK C. MATTHEWS            Director
- --------------------------------
      Mark C. Matthews


  /s/ JOHN W. STODDER             Director
- --------------------------------
      John W. Stodder

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of this 30th day of September, 1996.

                                     TRANS LEASING INTERNATIONAL, INC.



                                       By: .                               .
                                           ---------------------------------
                                           Richard Grossman
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of this 30th day of September, 1996.


                                  President, Chief Executive Officer,
- --------------------------------  Chairman of the Board of Directors
      Richard Grossman


                                  Vice President, Finance and
- --------------------------------  Chief Financial Officer
      Norman Smagley              (Principal Accounting and Financial Officer)


                                  Vice President, Operations
- --------------------------------
      Joseph Rabito


                                  Director
- --------------------------------
      Clifford V. Brokaw, III


                                  Director
- --------------------------------
      Larry S. Grossman


                                  Director
- --------------------------------
      Michael J. Heyman


                                  Director
- --------------------------------
      Mark C. Matthews


                                  Director
- --------------------------------
      John W. Stodder