Form 10-Q
period 1996-09-30
TRANS LEASING INTERNATIONAL INC
filed 1996-11-14
CIK 789577

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549




                               FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarter period ended September 30, 1996
                                  OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________to__________________.


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes _X__     No_____


The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of November 13, 1996 was 4,015,755.

                   TRANS LEASING INTERNATIONAL, INC.

                                 INDEX



                                                                Page
                                                                Number

PART I.     FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Independent Accountants' Review Report                   4


          Condensed Consolidated Statements Of Operations          5
               Three-month periods ended
               September 30, 1996 and 1995
               (unaudited)


          Condensed Consolidated Balance Sheets                    6
               September 30, 1996
               and June 30, 1996
               (unaudited)


          Condensed Consolidated Statements of Cash Flows          7
               Three-month periods ended
               September 30, 1996 and 1995
               (unaudited)


          Notes to Condensed Consolidated Financial Statements     8
               (unaudited)


Item 2.   Management's Discussion and Analysis of Financial       10
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 5.   Other Information                                       15

Item 6.   Exhibits and Reports on Form 8-K                        15

PART I         FINANCIAL INFORMATION

Item 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of Trans Leasing International, Inc. and subsidiaries (the "Company") as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Trans Leasing International, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Chicago, Illinois
November 13, 1996

                   TRANS LEASING INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Unaudited)


                                               Three months
                                                  ended
                                              September 30,

                                             1996              1995

REVENUES:
  Finance lease income                  $  8,149,000      $  6,761,000
  Operating lease income                     564,000           283,000
  Other                                    1,610,000         1,540,000

  Total Revenues                          10,323,000         8,584,000

EXPENSES:
  Interest                                 4,163,000         3,677,000
  General and administrative               3,616,000         2,752,000
  Provision for uncollectible              1,369,000         1,246,000
    accounts

  Total Expenses                           9,148,000         7,675,000

EARNINGS BEFORE INCOME TAXES               1,175,000           909,000

INCOME TAXES                                 458,000           348,000

NET EARNINGS                            $    717,000      $    561,000

EARNINGS PER COMMON SHARE                     $.18              $.13

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                             4,043,219         4,198,400



       See notes to condensed consolidated financial statements.

                   TRANS LEASING INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Unaudited)


                                             September 30,        June 30,
                 ASSETS                          1996               1996

CASH                                         $  7,176,000      $  4,528,000

RESTRICTED CASH                                 5,461,000         5,639,000

DIRECT FINANCE LEASES:
 Future minimum lease payments                286,503,000       270,458,000
 Estimated unguaranteed residual value         23,502,000        22,452,000
     Total Direct Finance Lease               310,005,000       292,910,000
       Receivables

 Less: Unearned lease income                 ( 48,849,000)     ( 46,788,000)
       Allowance for uncollectible           ( 10,382,000)     (  9,506,000)
         accounts

     Net investment in direct finance         250,774,000       236,616,000
       leases

LEASE FINANCING RECEIVABLES, less allowance
     for uncollectible accounts of $244,000     6,476,000         6,534,000
     and $238,000, respectively

EQUIPMENT, UNDER OPERATING LEASES, net
     of accumulated depreciation                8,461,000         7,709,000

FURNITURE, FIXTURES AND EQUIPMENT, net
     of accumulated depreciation                1,764,000         1,811,000

INCOME TAXES RECOVERABLE                          670,000           904,000

OTHER ASSETS                                    5,816,000         5,686,000

      TOTAL ASSETS                           $286,598,000      $269,427,000

   LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES        $  9,103,000      $  9,183,000

NOTES PAYABLE TO FINANCIAL INSTITUTIONS        53,500,000        50,250,000

LEASE-BACKED OBLIGATIONS                      174,148,000       159,567,000

SUBORDINATED OBLIGATIONS                       19,620,000        20,730,000

DEFERRED INCOME TAXES                           3,411,000         3,411,000

      TOTAL LIABILITIES                       259,782,000       243,141,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00;
  authorized 2,500,000 shares; none issued
Common stock, par value $.01; authorized
  10,000,000 shares; issued 4,798,500 shares       48,000            48,000
Additional paid-in capital                      9,879,000         9,879,000
Retained earnings                              19,241,000        18,646,000
Less 771,545 and 753,125 treasury shares
respectively, at cost                        (  2,352,000)     (  2,287,000)

      TOTAL STOCKHOLDERS' EQUITY               26,816,000        26,286,000

      TOTAL LIABILITIES AND STOCKHOLDERS'    $286,598,000      $269,427,000
        EQUITY

       See notes to condensed consolidated financial statements.

                   TRANS LEASING INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)


                                             Three Months Ended September 30,

                                                     1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                 $   717,000       $   561,000
   Adjustments to reconcile net earnings to
     net cash provided by operating
     activities:
     Leasing costs, primarily provision for       1,822,000         1,788,000
       uncollectible accounts and
       amortization of initial direct costs
     Depreciation and amortization                  673,000           369,000
     Initial direct costs incurred             (    856,000)     (    576,000)
   Changes in:
     Accounts payable and accrued              (     80,000)        1,527,000
       expenses
     Income taxes recoverable                       234,000            82,000
     Other assets                              (    130,000)     (    271,000)
     Other                                           89,000              -

       Net cash provided by operating
             activities                           2,469,000         3,480,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collections on leases               25,554,000        20,702,000
   Equipment purchased for leasing             ( 39,633,000)     ( 29,272,000)
   Purchase of lease financing receivables     (    855,000)     (    833,000)
   Purchase of property and equipment          (  1,457,000)     (  1,161,000)
   Disposal of property and equipment                49,000           159,000

      Net cash used in investing               ( 16,342,000)     ( 10,405,000)
        activities

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes payable to financial
     institutions                                24,650,000        25,425,000
   Repayment of notes payable to financial
     institutions                              ( 21,400,000)     ( 18,575,000)
   Issuance of lease-backed obligations          30,615,000        17,591,000
   Repayment of lease-backed obligations       ( 16,047,000)     ( 18,088,000)
   Repayment of subordinated obligations       (  1,110,000)           -
   Payment of dividends on common stock        (    122,000)     (    127,000)
   Purchase of treasury stock                  (     65,000)     (    142,000)

      Net cash provided by financing
        activities                               16,521,000         6,084,000

NET INCREASE (DECREASE) IN CASH                   2,648,000      (    841,000)

CASH, beginning of period                         4,528,000         3,758,000

CASH, end of period                             $ 7,176,000      $  2,917,000


       See notes to condensed consolidated financial statements.

                   TRANS LEASING INTERNATIONAL, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

Note A  -  Financial Statements:

     The condensed consolidated balance sheet of Trans Leasing International, Inc. (the "Company") as of September 30, 1996, and the condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1996 and 1995, have been prepared by the Company without audit. The condensed consolidated balance sheet as of June 30, 1996, has been taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, and the results of operations and cash flows for the periods presented have been made. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 annual report to stockholders.

     Certain reclassifications have been made to prior years to conform with the presentation used in fiscal 1997.


Note B  - Pending Accounting Standards:

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages entities to adopt a fair value based method of accounting for the compensation cost of employee stock compensation plans. The statement allows an entity to continue the application of the accounting method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", however pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required. The disclosure requirements of this statement will be adopted in the fourth quarter of fiscal 1997. Results of operations and financial position will not be affected by the adoption of this statement.

      Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities for transaction occurring after December 31, 1996. The effect of adopting SFAS 125 is not expected to have a material effect on the Company's financial position or results of operations.


Note C  -  Subsequent Event:

      On October 7, 1996, Richard Grossman, the Company's principal shareholder, passed away. Prior to that date, Mr. Grossman held the positions of Chairman of the Board, Chief Executive Officer and President.

      The Company's unsecured revolving credit agreement (the "TLI Revolving Credit Facility") requires that Mr. Grossman maintain a minimum ownership position in the Company. The Company's private senior and subordinated unsecured note agreements (the "Note Agreements") permit the holders of such notes to require the Company to repurchase such notes in the event that Richard Grossman is no longer the Company's Chief Executive Officer.

      The  total  amount of debt that contains the various  provisions discussed above was approximately $60 million as of September 30, 1996. As of Mr. Grossman's death, the Company was not in compliance with the aforementioned TLI Revolving Credit Facility provisions and the holders of the notes had the ability to exercise their repurchase rights. However, the Company has obtained from the lenders and the note holders waivers of these provisions through December 31, 1996. The Company intends to obtain permanent amendments to the affected agreements by that date. However, there can be no assurance that the Company will be able to do so.

     The Company is a beneficiary on two key-man life insurance policies, which name Richard Grossman as the insured.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

General

      The Company's operations are comprised almost exclusively of lease financing. The Company realizes net earnings to the extent that lease income and related fees exceed interest expense, general and administrative expense and a provision for uncollectible accounts. Interest expense is the single largest expense of the Company and is a function of the amounts borrowed by the Company to finance its lease portfolio and the interest rates associated with those borrowings. The difference between lease income and the cost of funds to finance the leases from which such income is earned is generally referred to as the "spread" in the portfolio.

      Substantially all of the Company's lease receivables are written at a fixed rate of interest for a fixed term. The Company's borrowings are at both fixed and variable rates of interest. The Company borrows under revolving credit facilities at variable interest rates (see "Liquidity and Capital Resources") and periodically refinances that debt either through a fixed-rate loan option in the revolving credit agreements, securitization of lease receivables or the sale of debt in the public or private markets. To the extent the Company refinances with fixed-rate debt, the Company locks in the spread in its portfolio.

     The Company has experienced growth in the total dollar amounts of new lease receivables added to its portfolio during each of the last five fiscal years, though there can be no assurances that this trend will continue. In analyzing the Company's financial statements, it is important to understand the impact of lease receivable growth during an accounting period on lease income and net earnings.

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

      Operating lease income is recognized as revenue when the rental payments become due. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the estimated useful life of the equipment, generally three to five years.

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

Results of Operations

      Finance lease income increased $1,388,000 (20.5%) in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due primarily to a 24.7% increase in the net investment in direct finance leases from September 30, 1995 to September 30, 1996.

      Operating lease income increased $281,000 (99.3%) in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due primarily to a 90.1% increase in the net cost of equipment under operating leases from September 30, 1995 to September 30, 1996.

      The growth in the Company's lease portfolio is the result of an increase in the dollar amount of leases originated. The Company believes that the dollar amount of leases originated has increased primarily as a result of its increased marketing and selling activities, greater name recognition of LeaseCard in the marketplace, and the introduction of new products by equipment manufacturers. Lease-related fees, primarily delinquency charges and lease continuance fees, have increased as a result of the growth in the size of the Company's lease portfolio.

      Interest expense increased $486,000 (13.2%) in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. This increase resulted from an increase in the amounts borrowed to finance the growth in the lease portfolio. Interest expense as a percent of lease income decreased to 41.3% in the first quarter of fiscal 1997 from 44.3% in the first quarter of fiscal 1996, primarily as a result of the decrease in market interest rates. Interest expense is reported net of the impact of interest rate swaps used to fix the rate on floating rate financings, the effect of which was to decrease interest expense by $23,000 for the first quarter in fiscal 1996.

      General and administrative expense increased $864,000 (31.4%) in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, primarily due to an increase in employees to accommodate the Company's continued growth. General and administrative expense as a percent of lease income was 35.9% in the first quarter of fiscal 1997 compared to 33.2% in the first quarter of fiscal 1996.

      The provision for uncollectible accounts increased $123,000 (9.9%) in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase over this period resulted primarily from the increase in the size of the Company's lease portfolio. The provision for uncollectible amounts as a percent of lease income was 13.6% in the first quarter of fiscal 1997 and 15.0% in the first quarter of fiscal 1996.

      Earnings before income taxes increased 29.2% to $1,175,000 compared with $909,000 for the same quarter of the prior year. Net earnings for the first quarter of fiscal 1997 increased by 27.8% to $717,000, or $.18 per share, compared with $561,000, or $.13 per share, for the same quarter of the prior year. The increases in both earnings before income taxes and net earnings for the first quarter of fiscal 1997 are primarily due to the increase in lease income and the decrease in interest expense as a percent of lease income, as discussed above.

Liquidity and Capital Resources

      The Company has principally financed its operations, including the growth of its lease portfolio, through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.

     Net cash used in investing activities, which was $16.3 million in the first quarter of fiscal 1997 and $10.4 million in the first quarter of fiscal 1996, generally represents the excess of equipment purchased for leasing over principal collection on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuances of debt and lease-backed obligations over repayments of these debt instruments) was $16.5 million in the first quarter of fiscal 1997 and $6.1 million in the first quarter of fiscal 1996. The remaining funds used in investing activities were provided by operating cash flows and cash on hand at the beginning of the period. As of September 30, 1996, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $5.7 million.

       The Company borrows under its unsecured revolving credit agreement (the "TLI Revolving Credit Facility") to fund its operations. The maximum borrowing under the TLI Revolving Credit Facility is $30 million. At November 11, 1996, the outstanding loans under this facility were $23 million and unused borrowing capacity was $7 million.

     The Company, through a wholly-owned special-purpose financing subsidiary, TL Lease Funding Corp. IV ("TLFC IV"), also has a securitized revolving credit and term loan facility (the "TLFC IV Revolving Credit Facility") with a maximum borrowing limit of $100 million through December 31, 1996, at which time the credit limit will decrease to $75 million. In addition, this facility provides a $25 million swing line available for up to a 60 day period from the drawdown of such amount.

      On July 31, 1996, the Company sold leases with a net book value of approximately $32 million to TLFC IV for approximately $30 million in cash borrowed under the TLFC IV Revolving Credit Facility. On September 30, 1996, the Company sold leases with a net book value of approximately $24 million to TLFC IV for approximately $24 million in cash borrowed under this facility. The Company continues to service the leases sold to TLFC IV and used the proceeds from the sales of leases to reduce revolving credit borrowings under its unsecured revolving credit facility. As of November 11, 1996, outstanding loans under the TLFC IV revolving credit facility were $109.8 million and unused borrowing capacity was $15.2 million.

      As the Company has approached full utilization under its revolving credit facilities, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. These long-term debt and lease-backed obligations are issued either with fixed interest rates or with floating interest rates combined with an interest rate hedge to lock in a fixed rate. The Company intends to continue to issue long-term debt and lease-backed obligations with either fixed interest rates or floating interest rates converted to a fixed-rate through an interest rate hedge agreement, in both the institutional private placement and public markets to reduce its exposure to floating interest rates associated with revolving credit borrowings.

      On October 7, 1996, Richard Grossman, the Company's principal shareholder, passed away. Prior to that date, Mr. Grossman held the positions of Chairman of the Board, Chief Executive Officer and President.

      The TLI Revolving Credit Facility requires that Mr. Grossman maintain a minimum ownership position in the Company. The Company's private senior and subordinated unsecured note agreements (the "Note Agreements") permit the holders of such notes to require the Company to repurchase such notes in the event that Richard Grossman is no longer the Company's Chief Executive Officer.

      The  total  amount of debt that contains the various  provisions discussed above was approximately $60 million as of September 30, 1996. As of Mr. Grossman's death, the Company was not in compliance with the aforementioned TLI Revolving Credit Facility provisions and the holders of the notes had the ability to exercise their repurchase rights. However, the Company has obtained from the lenders and the note holders waivers of these provisions through December 31, 1996. The Company intends to obtain permanent amendments to the affected agreements by that date. However, there can be no assurance that the Company will be able to do so.

     If the Company is able to amend the TLI Revolving Credit Facility and the Note Agreements, it believes that the revolving credit facilities, increasing principal payments on leases and continued placement of debt in the public and/or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities. However, there can be no assurances that this will be the case.

      On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. As of September 30, 1996, 344,945 shares have been repurchased at a total cost of $1,173,000 under this program. On November 7, 1996, the Board terminated this stock repurchase program.

     On August 6, 1996, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend was paid on August 27, 1996 to holders of record as of August 16, 1996. On October 10, 1996, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend was paid on November 8, 1996 to holders of record as of October 28, 1996.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements made under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-Q, the following important factors, among others, sometimes have affected and in the future could affect, the Company's actual results and could cause the Company's actual results during the remainder of fiscal 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

   Portfolio Risk

   The principal assets of the Company are its portfolio of lease receivables and the residual value of its equipment. Investment risks inherent in a leasing company include the possibility that lease receivables might not be fully collectible and that equipment might be sold at lease expiration or termination for less than the residual value recorded on the Company's balance sheet.

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

PART II OTHER INFORMATION

ITEM 5. Other Information.

             On October 7, 1996, Richard Grossman, the principal stockholder, Chairman of the Board, Chief Executive Officer and President of the Registrant, passed away. On October 24, 1996, Larry S. Grossman, who from 1972 through 1982 served in various capacities, including President and Chief Executive Officer of the Registrant, and has been a director of the Registrant since 1991, was appointed as Chairman of the Board and Chief Executive Officer and Michael J. Heyman, who has been a director of the Registrant since 1991, was appointed President and Chief Operating Officer.

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits Filed with Form 10-Q:

          10.25 Amendment No. 1 to Revolving Credit and Term Loan and Security Agreement, dated March 29, 1996, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina, incorporated by reference to Exhibit
                10.43 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1996.

          10.26 Amendment No. 1 to Limited Recourse Agreement, dated March 29, 1996, between Registrant and First Union National Bank of North Carolina, incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-Q Report for the quarter ended March 31, 1996.

          10.28 Amendment No. 2 to Revolving Credit and Term Loan and Security Agreement, dated July 31, 1996, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina, incorporated by reference to Exhibit
                10.28 to the Registrant's Form 10-K for the year ended June 30, 1996.

          10.30 Amendment to Limited Recourse Agreement, dated October 1, 1996, between Registrant and First Union National Bank of North Carolina.

          10.31 Amendment to Revolving Credit and Term Loan and Security Agreement, dated October 1, 1996 between TL Lease Funding Corp. IV, and First Union National Bank of North Carolina.

          27    Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the fiscal quarter ended September 30, 1996.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRANS LEASING INTERNATIONAL, INC.
                                   (Registrant)


DATE: NOVEMBER 14, 1996            /s/MICHAEL J. HEYMAN
                                   Michael J. Heyman
                                   President


DATE: NOVEMBER 14, 1996            /s/NORMAN SMAGLEY
                                   Norman Smagley
                                   Vice President, Finance, and
                                   Chief Financial Officer

                             Exhibit Index



Exhibit No.            Description of Exhibit              Page No.

10.30                  Amendment to Limited Recourse
                       Agreement, dated October 1, 1996,
                       between Registrant and First Union
                       National Bank of North Carolina         18

10.31                  Amendment to Revolving Credit and
                       Term Loan and Security Agreement,
                       dated October 1, 1996 between TL
                       Lease Funding Corp. IV, and First
                       Union National Bank of North            20
                       Carolina.

27                     Financial Data Schedule                 22