Form 10-Q
period 1996-12-31
TRANS LEASING INTERNATIONAL INC
filed 1997-02-14
CIK 789577

16




                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549




                                FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarter period ended December 31, 1996
                                   OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________to __________________.


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


The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of February 12, 1997 was 4,025,755.

                    TRANS LEASING INTERNATIONAL, INC.

                                  INDEX



Page
                                                                 Number

PART I.     FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Independent Accountants' Review Report                   4


          Condensed Consolidated Statements Of Operations          5
               Three-month and Six-month periods ended
               December 31, 1996 and 1995
               (unaudited)


          Condensed Consolidated Balance Sheets                    6
               December 31, 1996
               and June 30, 1996
               (unaudited)


          Condensed Consolidated Statements of Cash Flows          7
               Six-month periods ended
               December 31, 1996 and 1995
               (unaudited)


          Notes to Condensed Consolidated Financial Statements     8
               (unaudited)


Item 2.   Management's Discussion and Analysis of Financial        9
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 5.   Other Information                                       14

Item 6.   Exhibits and Reports on Form 8-K                        14

PART I         FINANCIAL INFORMATION

Item 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of Trans Leasing International, Inc. and subsidiaries (the "Company") as of December 31, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 1997

                    TRANS LEASING INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                                      Three months             Six months
                                          ended                   ended
                                      December 31,            December 31,
                                   1996        1995        1996        1995
(In Thousands Except
  Per Share Amounts)

REVENUES:
   Finance lease income          $ 8,446     $ 7,072       $16,595    $13,834
   Operating lease income            629         316         1,193        599
   Other                           1,453       1,475         3,063      3,014

  Total Revenues                  10,528       8,863        20,851     17,447

EXPENSES:
  Interest                         4,407       3,866         8,571      7,543
  General and administrative       3,984       3,107         7,599      5,859
  Provision for uncollectible
    accounts                       1,311       1,311         2,680      2,557

  Total Expenses                   9,702       8,284        18,850     15,959

                                     826         579         2,001      1,488

KEY-MAN LIFE INSURANCE INCOME      2,196         -           2,196        -

EARNINGS BEFORE INCOME TAXES       3,022         579         4,197      1,488

INCOME TAXES                         308         222           766        570

NET EARNINGS                     $ 2,714     $   357       $  3,431   $   918

EARNINGS PER COMMON SHARE           $.68        $.09           $.85      $.22

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                     4,016       4,098          4,029     4,148



        See notes to condensed consolidated financial statements.

                    TRANS LEASING INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                               (Unaudited)

                                                 December 31,   June 30,
                                                    1996          1996
(In Thousands Except Share Data)

                  ASSETS
CASH                                            $   3,477      $  4,528

RESTRICTED CASH                                    10,624         5,639

DIRECT FINANCE LEASES:
 Future minimum lease payments                    293,730       270,458
 Estimated unguaranteed residual value             25,005        22,452
     Total Direct Finance Lease Receivables       318,735       292,910

 Less: Unearned lease income                      (49,511)      (46,788)
      Allowance for uncollectible accounts        (10,578)      ( 9,506)

     Net investment in direct finance
       leases                                     258,646       236,616

LEASE FINANCING RECEIVABLES, less allowance
 for uncollectible accounts of $253 and             6,821         6,534
 $238 respectively

EQUIPMENT UNDER OPERATING LEASES, net of
accumulated depreciation                            9,821         7,709

FURNITURE, FIXTURES AND EQUIPMENT, net of
accumulated depreciation                            1,967         1,811

INCOME TAXES RECOVERABLE                              399           904

OTHER ASSETS                                        6,128         5,686

      TOTAL ASSETS                               $297,883      $269,427

   LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES            $  9,712      $  9,183

NOTES PAYABLE TO FINANCIAL INSTITUTIONS            38,300        50,250

LEASE-BACKED OBLIGATIONS                          197,473       159,567

SUBORDINATED OBLIGATIONS                           19,620        20,730

DEFERRED INCOME TAXES                               3,411         3,411

      TOTAL LIABILITIES                           268,516       243,141

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00;
  authorized 2,500,000 shares; none issued
Common stock, par value $.01; authorized
  10,000,000 shares; issued 4,798,500 shares,
  outstanding 4,015,755 and 4,045,375
  respectively                                         48            48
Additional paid-in capital                          9,879         9,879
Retained earnings                                  21,835        18,646
Less 782,745 and 753,125 treasury shares
respectively, at cost                            (  2,395)     (  2,287)

 TOTAL STOCKHOLDERS' EQUITY                        29,367        26,286

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $297,883      $269,427

        See notes to condensed consolidated financial statements.

                    TRANS LEASING INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                             Six Months Ended December 31,

                                                1996           1995
(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                               $ 3,431        $   918
   Adjustments to reconcile net earnings to
     net cash provided by operating
     activities:
     Leasing costs, primarily provision for
       uncollectible accounts and
       amortization of initial direct costs     3,730          3,622
         Depreciation and amortization          1,465            784
         Initial direct costs incurred       (  1,594)      (  1,287)
   Changes in:
         Accounts payable and accrued
           expenses                               529          1,402
         Income taxes recoverable                 505            430
         Other assets                        (    442)      (  1,423)
         Other                                     64       (     41)

           Net cash provided by operating
             activities                         7,688          4,405

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collections on leases             47,035         39,437
   Equipment purchased for leasing           ( 74,434)      ( 64,586)
   Purchase of lease financing receivables   (  1,999)      (  1,827)
   Purchase of property and equipment        (  3,983)      (  2,647)
   Disposal of property and equipment             161            290

           Net cash used in investing
             activities                      ( 33,220)      ( 29,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes payable to financial
     institutions                              37,250         60,400
   Repayment of notes payable to financial
     institutions                            ( 49,200)      ( 74,925)
   Issuance of lease-backed obligations       182,641        152,070
   Repayment of lease-backed obligations     (144,750)      (110,714)
   Repayment of subordinated obligations     (  1,110)          -
   Payment of dividends on common stock      (    242)      (    250)
   Purchase of treasury stock                (    108)      (    523)

           Net cash provided by financing
             activities                        24,481         26,058

NET INCREASE (DECREASE) IN CASH              (  1,051)         1,130

CASH, beginning of period                       4,528          3,758

CASH, end of period                           $ 3,477       $  4,888



        See notes to condensed consolidated financial statements.

                    TRANS LEASING INTERNATIONAL, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

Note A  -  Financial Statements:

     The condensed consolidated balance sheet of Trans Leasing International, Inc. and subsidiaries (the "Company") as of December 31, 1996, and the condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 1996 and 1995, have been prepared by the Company without audit. The condensed consolidated balance sheet as of June 30, 1996, has been taken from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 1996, and the results of operations and cash flows for the periods presented have been made. The results of operations for the period ended December 31, 1996, are not necessarily indicative of the operating results for the full year.

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


Note C  -  Insurance Proceeds:

      On October 7, 1996, Richard Grossman, the Company's principal shareholder, passed away. Prior to that date, Mr. Grossman held the positions of Chairman of the Board, Chief Executive Officer and President.

     The Company was beneficiary on two key-man life insurance policies, which insured the life of Richard Grossman. The proceeds from these policies amounted to approximately $2,500,000, resulting in recognition of life insurance income of $2,196,000, in the second quarter of fiscal 1997.



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

Results of Operations

      Finance lease income increased $2,761,000 (20.0%) in the first six months of fiscal 1997 compared to the first six months of fiscal 1996, and $1,374,000 (19.4%) in the second quarter of fiscal 1997 compared to the same period of fiscal 1996. The increase was primarily due to a 20.8% increase in the net investment in direct finance leases from December 31, 1995 to December 31, 1996.

      Operating lease income increased $594,000 (99.2%) in the first six months of fiscal 1997 compared to the first six months of fiscal 1996, and $313,000 (99.1%) in the second quarter of fiscal 1997 compared to the same period of fiscal 1996. The increase was primarily due to a 89.8% increase in the net cost of equipment under operating leases from December 31, 1995 to December 31, 1996.

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

      Interest expense increased $1,028,000 (13.6%) in the first six months of fiscal 1997 and $541,000 (14.0%) in the second quarter of fiscal 1997 versus the comparable prior year periods due to an increase in the amounts borrowed to finance the growth in the lease portfolio. Interest expense as a percent of lease income decreased to 42.9% and 42.1% for the three-month and six-month periods ended December 31, 1996, respectively, from 45.4% and 44.9% for the comparable fiscal 1996 periods. Interest expense is reported net of the impact of interest rate swaps used to fix the rate on floating rate financings, the effect of which was to decrease interest expense by $39,000 and $16,000 for the first six months and the second quarter of fiscal 1996, respectively. The Company currently holds no interest rate swap contracts.

      General and administrative expense increased $1,740,000 (29.7%) in the first six months of fiscal 1997 compared to the first six months of fiscal 1996, and $877,000 (28.2%) in the second quarter of fiscal 1997 compared to same period of fiscal 1996. General and administrative expense as a percent of lease income increased to 38.8% and 37.3% for the three-month and six-month periods ended December 31, 1996, respectively, from 36.5% and 34.8% for the comparable fiscal 1996 periods. The increase is primarily attributable to two factors. The increase in the number of employees to accommodate the Company's continued growth, and the increase in depreciation of equipment under operating leases.

      The provision for uncollectible accounts increased $123,000 (4.8%) in the first six months of fiscal 1997 compared to the first six months of fiscal 1996, and remained unchanged in the second quarter compared to the same period of fiscal 1996. The provision for uncollectible amounts as a percent of lease income decreased to 12.8% and 13.2% for the three-month and six-month periods ended December 31, 1996, respectively, from 15.4% and 15.2% for the comparable fiscal 1996 periods.

      Earnings, before income taxes and key-man life insurance income, for the first six months of fiscal 1997 increased 34.5% to $2,001,000 compared with $1,488,000 for the first six months of fiscal 1996, and 42.7% to $826,000 in the second quarter, compared with $579,000 for the same quarter of fiscal 1996. The earnings per share amounts exclusive of the key-man life insurance income were $.13 and $.31 for the quarter and the six months ended December 31, 1996 respectively. The increases in earnings are primarily due to the increase in lease income and the decrease in interest expense as a percent of lease income, as discussed above. The effect of key-man life insurance income of $2,196,000 was to increase earnings per share for the quarter and the six months ended December 31, 1996, by $.55 and $.54 respectively.






Liquidity and Capital Resources

      The Company has principally financed its operations, including the growth of its lease portfolio, through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.

     Net cash used in investing activities, which was $33.2 million in the first six months of fiscal 1997 and $29.3 million in the first quarter of fiscal 1996, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuances of debt and lease-backed obligations over repayments of these debt instruments) was $24.5 million in the first six months of fiscal 1997 and $26.1 million in the first six months of fiscal 1996. The remaining funds used in investing activities were provided by operating cash flows and cash on hand at the beginning of the period. As of December 31, 1996, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $4.6 million.

      The Company borrows under its unsecured revolving credit agreement (the "TLI Revolving Credit Facility") to fund its operations. The maximum borrowing under the TLI Revolving Credit Facility is $30 million. At February 12, 1997, the outstanding loans under this facility were $2.0 million and unused borrowing capacity was $28.0 million.

     On November 26, 1996, the Company issued approximately $128 million 5.98% senior notes and approximately $13.5 million 6.64% subordinated notes through a newly-formed limited-purpose business trust. The assets of the trust securing such indebtedness include equipment leases and the interest in the underlying equipment acquired from TL Lease Funding Corp. IV (a special purpose subsidiary of the Company, "TLFC IV") which in turn acquired such assets from the Company at various times prior to the issuance of the notes. This securitization transaction was afforded financing accounting treatment and there will be no gain or loss recognized on consolidated earnings. The Company continues to service the leases and the trust makes monthly principal and interest payments to the note holders from lease collections. Proceeds from the transaction were used to repay borrowings under the TLFC IV securitized revolving credit facility in the amount of approximately $108 million, to repay borrowings under the Company's revolving credit agreement in the amount of $29.5 million and the remainder for general corporate purposes. Upon completion of this transaction, the TLFC IV securitized revolving credit facility was terminated.

     On December 20, 1996, a new securitized revolving credit facility was executed for TLFC IV in the amount of $75 million with an expiration date of June 30, 1997. As of February 12, 1997, outstanding loans under the TLFC IV revolving credit facility were $27.5 million and unused borrowing capacity was $47.5 million.

     The Company believes that the unused portions of the credit facilities, increasing principal payments on leases and continued placements of debt and lease-backed obligations in the public and/or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities. The Company was in compliance with all of the provisions of its loan agreements and its revolving credit facilities as of December 31, 1996.

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




      On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. As of December 31, 1996, 356,145 shares have been repurchased at a total cost of $1,216,000 under this program. On November 7, 1996, the Board terminated this stock repurchase program.

On February 3, 1997 the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on February 26, 1997 to holders of record as of February 12, 1997.

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

  Portfolio Risk

   The principal assets of the Company are its portfolio of lease receivables and the unguaranteed residual value of its equipment. Investment risks inherent in a leasing company include the possibility that lease receivables might not be fully collectible and that equipment might be sold at lease expiration or termination for less than the residual value recorded on the Company's balance sheet.

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

ITEM 4. Submission of matters to a Vote of Security Holders.

     (a)  The Annual meeting of shareholders was held on December 13, 1996.
     (b)  The following directors were elected at the meeting:
          Larry S. Grossman, Michael J. Heyman, Larry Bier, Clifford V. Brokaw, III, Mark Matthews, John W. Stodder.
     (c) The matters voted upon and the results of the voting were as follows:

          1. The shareholders voted 3,549,670 shares for each of the director nominees and 3,000 shares abstained from voting.

          2. The shareholders voted 3,551,970 shares to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 1997 and 700 shares abstained from voting. There were no votes cast against this matter.


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits Filed with Form 10-Q:

        10.32 Amendment and Restated Contribution and Sale Agreement, dated as of November 26, 1996, between Registrant and TL Lease Funding Corp. IV, incorporated by reference to
               Exhibit 10.1 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

        10.33 Pooling and Servicing Agreement, dated as of November 26, 1996, among Registrant, TL Lease Funding Corp. IV and TLFC IV Equipment Lease Trust 1996-1, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

        10.34 Indenture, dated as of November 26, 1996, between TLFC IV Equipment Lease Trust 1996-1 and Manufacturers and Traders Trust Company, incorporated by reference to
               Exhibit 4.1 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

        10.35 Trust Agreement, dated as of November 26, 1996, between TL Lease Funding Corp. IV and Bankers Trust (Delaware), incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

        10.36 Administration Agreement, dated as of November 26, 1996, between TLFC IV Equipment Lease Trust 1996-1 and Registrant, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

        10.37 Amendment, dated as of December 30, 1996, to Credit Agreement, dated as of January 31, 1996, among Registrant, the Banks (as defined therein) and The First National Bank of Chicago, as agent.

        10.38 Amendment, dated as of December 30, 1996, to Amended and Restated Note Agreement, dated as of November 30, 1994, among Registrant and certain lenders named therein.

        10.39 Amendment, dated as of December 30, 1996, to Amended and Restated Note Agreement, dated as of November 30, 1994, between Registrant and Massachusetts Mutual Life Insurance Company.

        10.40 Revolving Credit and Term Loan and Security Agreement, dated as of December 20, 1996, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina.

        10.41 Limited Recourse Agreement, dated as of January 21, 1997, between Registrant and First Union National Bank of North Carolina.

        10.42 Contribution and Sale Agreement, dated as of January 21, 1997, between Registrant and TL Lease Funding Corp. IV.

        10.43 Servicing Agreement, dated as of January 21, 1997, among Registrant, TL Lease Funding Corp. IV and First Union National Bank of North Carolina.

        27    Financial Data Schedule

     (b)  Reports on Form 8-K

               No reports were filed on Form 8-K during the fiscal quarter ended December 31, 1996.



                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRANS LEASING INTERNATIONAL, INC.
                                   (Registrant)


DATE: FEBRUARY 12, 1997            /s/LARRY S. GROSSMAN
                                   Larry S. Grossman
                                   Chairman of the Board of Directors &
                                   Chief Executive Officer


DATE: FEBRUARY 12, 1997            /s/MICHAEL J. HEYMAN
                                   Michael J. Heyman
                                   President & Chief Operating Officer



                              Exhibit Index



Exhibit No.  Description of Exhibit                   Page No.

10.37        Amendment,  dated as  of  December  30,     18
             1996, to Credit Agreement, dated as  of
             January  31,  1996,  among  Registrant,
             the  Banks (as defined therein) and The
             First  National  Bank  of  Chicago,  as
             agent.

10.38        Amendment,  dated as  of  December  30,     21
             1996,  to  Amended  and  Restated  Note
             Agreement,  dated as  of  November  30,
             1994,   among  Registrant  and  certain
             lenders named therein

10.39        Amendment,  dated as  of  December  30,     24
             1996,  to  Amended  and  Restated  Note
             Agreement,  dated as  of  November  30,
             1994,     between    Registrant     and
             Massachusetts  Mutual  Life   Insurance
             Company

10.40        Revolving  Credit  and  Term  Loan  and     26
             Security   Agreement,   dated   as   of
             December  20,  1996, between  TL  Lease
             Funding   Corp.  IV  and  First   Union
             National Bank of North Carolina

10.41        Limited  Recourse Agreement,  dated  as     36
             of    January    21,   1997,    between
             Registrant  and  First  Union  National
             Bank of North Carolina

10.42        Contribution and Sale Agreement,  dated     76
             as   of   January  21,  1997,   between
             Registrant  and TL Lease Funding  Corp.
             IV

10.43        Servicing   Agreement,  dated   as   of    110
             January 21, 1997, among Registrant,  TL
             Lease  Funding Corp. IV and First Union
             National Bank of North Carolina

27           Financial Data Schedule                    194