Form 10-Q
period 1997-03-31
TRANS LEASING INTERNATIONAL INC
filed 1997-05-09
CIK 789577

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549




                                FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934


     For the quarter period ended March 31, 1997
                                   OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934


     For the transition period from ___________________to____________________.


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


The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of May 2, 1997 was 4,025,755.

                    TRANS LEASING INTERNATIONAL, INC.

                                  INDEX



                                                                 Page
                                                                 Number

PART I.     FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Independent Accountants' Review Report                   4


          Condensed Consolidated Statements Of Operations          5
               Three-month and Nine-month periods ended
               March 31, 1997 and 1996
               (unaudited)


          Condensed Consolidated Balance Sheets                    6
               March 31, 1997 and June 30, 1996
              (unaudited)


          Condensed Consolidated Statements of Cash Flows          7
               Nine-month periods ended
               March 31, 1997 and 1996
               (unaudited)


          Notes to Condensed Consolidated Financial Statements     8
               (unaudited)


Item 2.   Management's Discussion and Analysis of Financial       10
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        15

PART I.        FINANCIAL INFORMATION

Item 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of Trans Leasing International, Inc. and subsidiaries (the "Company") as of March 31, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Chicago, Illinois
May 2, 1997

                    TRANS LEASING INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)
                (In thousands, except per share amounts)

                                  Three months ended      Nine Months ended
                                        March 31,             March 31,


                                       1997      1996       1997      1996

REVENUES:
  Finance and other lease related
     income                            $ 9,764   $ 8,660    $28,920   $24,879
  Operating lease income                   717       389      1,910       988
  Other                                    350       312        852       941

  Total Revenues                        10,831     9,361     31,682    26,808

EXPENSES:
  Interest                               4,607     4,013     13,178    11,556
  General and administrative             4,136     3,630     11,735     9,489
  Provision for uncollectible
    accounts                             1,365     1,297      4,045     3,854

  Total Expenses                        10,108     8,940     28,958    24,899

                                           723       421      2,724     1,909

KEY-MAN LIFE INSURANCE INCOME              -         -        2,196       -

EARNINGS BEFORE INCOME TAXES               723       421      4,920     1,909

INCOME TAXES                               277       161      1,043       731

NET EARNINGS                           $   446   $   260    $ 3,877   $ 1,178

WEIGHTED AVERAGE SHARES
OUTSTANDING:

    PRIMARY                              4,253     4,057      4,115     4,119
    FULLY DILUTED                        4,253     4,057      4,169     4,121

EARNING PER SHARE:
    PRIMARY                               $.10      $.06       $.94      $.29
    FULLY DILUTED                         $.10      $.06       $.93      $.29

        See notes to condensed consolidated financial statements.

                    TRANS LEASING INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                               (Unaudited)
                             (In thousands)

                                              March 31,     June 30,
                  ASSETS                        1997          1996

CASH                                        $   1,320    $   4,528

RESTRICTED CASH                                10,174        5,639

DIRECT FINANCE LEASES:
 Future minimum lease payments                300,791      270,458
 Estimated unguaranteed residual value         24,481       22,452
     Total Direct Finance Lease Receivables   325,272      292,910

 Less: Unearned lease income                  (49,109)     (46,788)
      Allowance for uncollectible accounts    (10,689)     ( 9,506)

     Net investment in direct finance
       leases                                 265,474      236,616

LEASE FINANCING RECEIVABLES, less allowance
for uncollectible accounts of $267 and
      $238 respectively                         7,259        6,534

EQUIPMENT UNDER OPERATING LEASES, net of
  accumulated depreciation                     10,462        7,709

FURNITURE, FIXTURES AND EQUIPMENT, net of
  accumulated depreciation                      1,829        1,811

INCOME TAXES RECOVERABLE                          473          904

OTHER ASSETS                                    5,123        5,686

      TOTAL ASSETS                          $ 302,114    $ 269,427

   LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES       $   8,627    $   9,183

NOTES PAYABLE TO FINANCIAL INSTITUTIONS        44,300       50,250

LEASE-BACKED OBLIGATIONS                      197,538      159,567

SUBORDINATED OBLIGATIONS                       18,510       20,730

DEFERRED INCOME TAXES                           3,411        3,411

      TOTAL LIABILITIES                       272,386      243,141

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00;
  authorized 2,500 shares; none issued
Common stock, par value $.01; authorized
  10,000 shares; issued 4,809 shares,
  outstanding 4,026 and 4,045 respectively         48           48
Additional paid-in capital                      9,914        9,879
Retained earnings                              22,160       18,646
Less 783 and 753 treasury shares
  respectively, at cost                        (2,394)      (2,287)

      TOTAL STOCKHOLDERS' EQUITY               29,728       26,286

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                              $ 302,114    $ 269,427

        See notes to condensed consolidated financial statements.

                    TRANS LEASING INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                             (In thousands)

                                                   Nine Months Ended
                                                       March 31,

                                                   1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                  $  3,877    $  1,178
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
     Leasing costs, primarily provision for
       uncollectible accounts and
       amortization of initial direct costs         5,789       5,446
     Depreciation and amortization                  2,531       1,301
     Initial direct costs incurred                ( 2,367)    ( 1,966)
   Changes in:
         Accounts payable and accrued expenses    (   557)      2,043
         Income taxes recoverable                     431          63
         Other, net                                   569     ( 1,186)

           Net cash provided by operating
             activities                            10,273       6,879

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collections on leases                 73,905      64,989
   Equipment purchased for leasing               (108,151)   ( 96,829)
   Purchase of lease financing receivables       (  3,232)   (  2,631)
   Purchase of property and equipment            (  5,731)   (  4,426)
   Disposal of property and equipment                 380         404

           Net cash used in investing activities ( 42,829)   ( 38,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes payable to financial
     institutions                                  64,150      87,950
   Repayment of notes payable to financial
     institutions                                ( 70,100)   ( 76,385)
   Issuance of lease-backed obligations           210,517     152,864
   Repayment of lease-backed obligations         (172,564)   (131,540)
   Repayment of subordinated obligations         (  2,220)       -
   Payment of dividends on common stock          (    363)   (    371)
   Issuance of common stock                            35        -
   Purchase of treasury stock                    (    107)   (    558)

           Net cash provided by financing
             activities                            29,348      31,960

NET INCREASE (DECREASE) IN CASH                  (  3,208)        346

CASH, beginning of period                           4,528       3,758

CASH, end of period                              $  1,320    $  4,104

        See notes to condensed consolidated financial statements.

                    TRANS LEASING INTERNATIONAL, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

Note A  -  Financial Statements:

     The condensed consolidated balance sheet of Trans Leasing International, Inc. and subsidiaries (the "Company") as of March 31, 1997, and the condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1997 and 1996, have been prepared by the Company without audit. The condensed consolidated balance sheet as of June 30, 1996, has been derived from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for the periods presented have been made. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

     The Company has sold certain of its leases and related assets to two special purpose, bankruptcy remote subsidiaries, TL Lease Funding Corp. III ("TLFC III") and TL Lease Funding Corp. IV ("TLFC IV"), which have in turn transferred leases to various trusts established by such subsidiaries. Each of TLFC III and TLFC IV is an entity distinct from Trans Leasing International, Inc., with its own assets and liabilities, and in the event of a bankruptcy, the creditors of each such subsidiary would be entitled to satisfy their claims from the assets of the respective subsidiary prior to any distribution to Trans Leasing International, Inc.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 annual report to stockholders.

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

      In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the current standards for computing earning per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption of this standard is not permitted. The statement will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows for the Company. The requirements of this statement are not expected to materially impact the Company's earnings per share calculation.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" which clarifies the disclosure requirements related to type and nature of securities contained in an entity's capital structure. The standard will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows of the Company.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

General

      The Company's operations comprise, almost exclusively, lease financing. The Company's net earnings are significantly influenced by the level of invested assets, the related financing spread (i.e., the excess of interest rates earned over interest rates incurred on borrowings) and the quality of those assets. General and administrative expenses and a provision for uncollectible accounts further reduce the Company's net earnings.

     Substantially all of the Company's lease receivables are written at a fixed rate of interest for a fixed term. The Company's borrowings are at both fixed and floating rates of interest. The Company borrows under revolving credit facilities at floating interest rates (see "Liquidity and Capital Resources") and periodically refinances that debt either through a fixed-rate loan option in the revolving credit agreements, securitization of lease receivables or the sale of debt in the public or private markets. To the extent the Company refinances with fixed-rate debt, the Company locks in the spread in its portfolio. The Company will from time to time, utilize interest rate swaps to the extent its borrowings are at floating interest rates. Such swaps reduce the Company's exposure to interest rate risk.

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

      For financial reporting purposes, the majority of the Company's leases are classified as direct finance leases. The Company accounts for its investment in direct finance leases by recording on the balance sheet the total minimum lease payments receivable plus the estimated residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total minimum lease payments plus the estimated residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method, i.e., application of a constant periodic rate of return to the declining net investment in each lease. As a result, during a period in which the Company realizes growth in new lease receivables, lease income should also increase, but at a lesser rate.

      The Company also originates leases classified as operating leases. Operating lease income is recognized as revenue when the rental payments become due. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis over the estimated useful life of the equipment, generally three to five years.

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

Results of Operations

      Finance lease income increased $4,041 (16.2%) in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, and $1,104 (12.7%) in the third quarter of fiscal 1997 compared to the same period of fiscal 1996. The increase was primarily due to a 18.9% increase in the net investment in direct finance leases from March 31, 1996 to March 31, 1997.

      Operating lease income increased $922 (93.3%) in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, and $328 (84.3%) in the third quarter of fiscal 1997 compared to the same period of fiscal 1996. The increase was primarily due to a 66.3% increase in the net cost of equipment under operating leases from March 31, 1996 to March 31, 1997.

      The Company's lease portfolio increased primarily as a result of its increased marketing and selling activities, greater name recognition of LeaseCard in the marketplace, and the introduction of new products by equipment manufacturers. Growth in lease volume originated as measured by future minimum lease payments, increased by $28,282 (21.0%), and $2,047 (4.5%) for the first nine months and the third quarter of fiscal 1997 respectively, as compared to same periods in fiscal 1996. Lease-related fees, late delinquency charges and lease continuance fees, have increased as a result of the growth in the size of the Company's lease portfolio.

      Interest expense increased $1,622 (14.0%) in the first nine months of fiscal 1997 and $594 (14.8%) in the third quarter of fiscal 1997 versus the comparable prior year periods due to an increase in the amounts borrowed to finance the growth in the lease portfolio. Interest expense as a percent of lease income decreased to 42.7% and 44.0% for the nine-month and three-month periods ended March 31, 1997, respectively, from 44.7% and 44.3% for the comparable periods in fiscal 1996. Interest expense is reported net of the impact of interest rate swaps used to fix the rate on floating rate financings, the effect of which was to decrease interest expense by $48 and $9 for the first nine months and the third quarter of fiscal 1996, respectively. As of March 31, 1997, the Company was not party to any interest rate swap contracts.

      General and administrative expense increased $2,246 (23.7%) in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, and $506 (13.9%) in the third quarter of fiscal 1997 compared to same period of fiscal 1996. General and administrative expense as a percent of lease income increased to 38.1% in the nine-month period ended March 31, 1997, from 36.7% for the comparable period in fiscal 1996. General and administrative expense as a percent of lease income decreased to 39.5% in the three-month ended March 31, 1997, from 40.1% for the comparable period in fiscal 1996. The increase in general and administrative expense is primarily attributable to the increase in the number of employees to accommodate the Company's continued growth, and the increase in depreciation of equipment under operating leases.

      The provision for uncollectible accounts increased $191 (5.0%) in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, and $68 (5.2%) in the third quarter compared to the same period of fiscal 1996. The provision for uncollectible accounts as a percent of lease income decreased to 13.0% and 13.1% for the three-month and nine-month periods ended March 31, 1997, respectively, from 14.3% and 14.9% for the comparable fiscal 1996 periods.

      Earnings, before income taxes and key-man life insurance income, for the first nine months of fiscal 1997 increased 42.7% to $2,724 compared with $1,909 for the first nine months of fiscal 1996, and 71.7% to $723 in the third quarter, compared with $421 for the same quarter of fiscal 1996. The primary earnings per share amounts exclusive of the key-man life insurance income were $.10 and $.41 for the quarter and the nine months ended March 31, 1997 respectively, compared to $.06 and $.29 for the same periods of fiscal 1996. The increases in earnings are primarily due to the increase in lease income and the decrease in interest expense as a percent of lease income, as discussed above. The effect of key-man life insurance income of $2,196 was to increase earnings per share for the nine months ended March 31, 1997, by $.53.

Liquidity and Capital Resources

     The Company historically has financed its operations, including the growth of its lease portfolio, principally through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.

     Net cash used in investing activities, which was $42.8 million in the first nine months of fiscal 1997 and $38.5 million in the first nine months of fiscal 1996, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuances of debt and lease-backed obligations over repayments of these debt instruments) was $29.3 million in the first nine months of fiscal 1997 and $32.0 million in the first nine months of fiscal 1996. The remaining funds used in investing activities were provided by operating cash flows and cash on hand at the beginning of the period. As of March 31, 1997, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $5.6 million.

      The Company borrows under its unsecured revolving credit agreement (the "TLI Revolving Credit Facility") to fund its operations. The maximum borrowing under the TLI Revolving Credit Facility is $30 million. At May 2, 1997, the outstanding loans under this facility were $13.5 million and unused borrowing capacity was $16.5 million.

     On November 26, 1996, the Company issued approximately $128 million 5.98% senior notes and approximately $13.5 million 6.64% subordinated notes through a newly-formed limited-purpose business trust. The assets of the trust securing such indebtedness include equipment leases and the interest in the underlying equipment acquired from TL Lease Funding Corp. IV (a special purpose subsidiary of the Company, "TLFC IV") which in turn acquired such assets from the Company at various times prior to the issuance of the notes. This securitization transaction was afforded financing accounting treatment with no gain or loss recognized on consolidated earnings. The Company continues to service the leases and the trust makes monthly principal and interest payments to the note holders from lease collections. Proceeds from the transaction were used to repay borrowings under the TLFC IV securitized revolving credit facility in the amount of approximately $108 million, to repay borrowings under the Company's revolving credit agreement in the amount of $29.5 million and the remainder for general corporate purposes. Upon completion of this transaction, the then existing TLFC IV securitized revolving credit facility was terminated.

     Effective as of December 20, 1996, TLFC IV entered into a new $75 million securitized revolving credit facility. On January 21, 1997, the Company sold leases with a net book value of approximately $28.5 million to TLFC IV for approximately $28 million in cash borrowed under the new TLFC IV revolving credit facility. On April 4, 1997, the Company sold leases with a net book value of approximately $23.3 million to TLFC IV for approximately $23 million in cash borrowed under this facility. The Company continues to service the leases sold to TLFC IV and used the proceeds from the sales of leases to reduce revolving credit borrowings under its unsecured revolving facility. As of May 2, 1997, outstanding loans under the TLFC IV revolving credit facility were $47 million and unused borrowing capacity was $28 million.

     The Company believes that the unused portions of the credit facilities, increasing principal payments on leases and continued placements of debt and lease-backed obligations in the public and/or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities. The Company was in compliance with all of the provisions of its loan agreements and its revolving credit facilities as of March 31, 1997.

      As the Company has approached full utilization under its revolving credit facilities, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. These long-term debt and lease-backed obligations are issued either with fixed interest rates or with floating interest rates combined with an interest rate hedge to lock in a fixed rate. The Company intends to continue to pursue this strategy of ensuring adequate liquidity through both the institutional private placement and public markets, and to reduce its exposure to floating interest rates associated with revolving credit borrowings through interest rate hedge transactions.

      On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to one million shares of its common stock. As of March 31, 1997, 356 thousand shares have been repurchased at a total cost of $1,216 under this program. On November 7, 1996, the Board terminated this stock repurchase program.

      The Company has entered into a five-year lease commitment in order to consolidate the location of its headquarters with certain of its operating subsidiaries. The lease commencing on October 1, 1997, is expected to improve the streamlining and coordination of certain of the Company's operations.

      On May 5, 1997 the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend will be paid on May 26, 1997 to holders of record as of May 12, 1997.

      On May 1, 1997, at a special meeting of the shareholders of the Company, the shareholders approved the Company's 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the granting of stock options with respect to one million shares of the Company's common stock to directors and key employees of the Company.

      In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the current standards for computing earning per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption of this standard is not permitted. The statement will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows for the Company. Further, the requirements of this statement are not expected to materially impact the Company's earnings per share calculation.

     Further, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" which clarifies the disclosure requirements related to type and nature of securities contained in an entity's capital structure. The standard will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows of the Company.

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

   Receivables Risk: Although the allowance for uncollectible accounts carried on the Company's books historically has been adequate to provide for losses associated with its lease receivables, changes in the reimbursement policies of government or third-party payors, obsolescence of equipment under lease, changes in the local, regional or national economies, changes in federal tax laws or other factors could significantly impact the Company's future delinquency and loss experience, which could in turn have a material adverse effect on the Company's earnings.

   Residual  Risk:  When the Company enters into a lease from  which  it expects to derive value through the resale of equipment at lease expiration, it records an estimate of the expected resale value on the
Company's balance sheet as a residual interest. The growth in the Company's equipment lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Realization of residual values depends on certain factors not within the Company's control, such as equipment obsolescence, whether the lease expires or is terminated for default, whether the equipment is in fact returned to the Company at the end of the lease and the condition of the equipment when it is returned. Although the Company historically has received a very high percentage of recorded residual values for expired leases, there can be no assurance this will continue in the future. Failure to realize residual values could have a material adverse effect on the Company's earnings.

  Interest Rate Risk

  The Company's leases are at fixed rates but its warehouse lines, which represent a significant portion of its borrowings, bear interest at floating rates. Consequently, if interest rates were to increase, earnings would be adversely affected. In addition, the Company's ability to increase its yield on new receivables would be limited by competitive and economic factors.

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

   Under substantially all of the Company's debt agreements, a reduction in the principal shareholder's ownership of the Common Stock below certain levels ranging from 30% to 35% would constitute an event of default or require prepayment. A default or required prepayment under any of these debt agreements may also result in defaults and required prepayments under other debt agreements.

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

PART II.     OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits Filed with Form 10-Q:

        10.44 Consent to Extension, dated as of January 30, 1997, to Credit Agreement, dated as of January 31, 1996, among Registrant, the Banks (as defined therein) and the First National Bank of Chicago, as agent.

        10.45  Trans leasing International Inc., 1996 Stock Option Plan.

        10.46  Severance   Agreement  dated  October  31,  1996   between
               Registrant and Larry s. Grossman.

        10.47 Severance Agreement dated October 31, 1996 between Registrant and Joseph Rabito.

        11     Statement re Computation of Per Share Earnings.

        27     Financial Data Schedule.


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


                                   TRANS LEASING INTERNATIONAL, INC.
                                   (Registrant)


DATE: May 2, 1997                  /s/LARRY S. GROSSMAN
                                   Larry S. Grossman
                                   Chairman of the Board of Directors &
                                   Chief Executive Officer


DATE: May 2, 1997                  /s/MICHAEL J. HEYMAN
                                   Michael J. Heyman
                                   President & Chief Operating Officer



DATE: May 2, 1997                  /s/STEPHEN J. HUPP
                                   Stephen J. Hupp
                                 Vice President, Finance

                              Exhibit Index



Exhibit No.  Description of Exhibit                   Page No.

10.44        Consent  to  Extension,  dated  as   of     18
             January  30, 1997, to Credit Agreement,
             dated  as  of  January 31, 1996,  among
             Registrant,   the  Banks  (as   defined
             therein)  and  the First National  Bank
             of Chicago, as agent.

10.45        Trans  Leasing International Inc.  1996     19
             Stock Option Plan.

10.46        Severance  Agreement dated October  31,     23
             1996  between Registrant and  Larry  s.
             Grossman.

10.47        Severance  Agreement dated October  31,     28
             1996   between  Registrant  and  Joseph
             Rabito.

11           Statement  re Computation of Per  Share
             Earnings.                                   34

27           Financial Data Schedule.                    35