Form 10-K
period 1997-06-30
TRANS LEASING INTERNATIONAL INC
filed 1997-09-29
CIK 789577

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                ____________________________________________________
                                     FORM 10-K
                         FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
(Mark One)

  X ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the fiscal year ended June 30,1997

                                         OR
     TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT  OF  1934  [NO  FEE   REQUIRED]
     For the transition period from ______________ to ______________ Commission file number 0-15167

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of September 11, 1997, was 4,040,755. Excluding shares beneficially owned by directors and officers of the Registrant, the aggregate market value of such outstanding shares on September 11, 1997 $18,326,812 was based upon the average of the closing bid and asked prices for the Common Stock on the NASDAQ National Market on such date.

                        Documents Incorporated by Reference

     Part III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
PART I

ITEM                                                                  PAGE

1.   Business                                                          3

2.   Properties                                                        16

3.   Legal Proceedings                                                 16

4.   Submission of Matters to a Vote of Security Holders               16

PART II

ITEM

5.   Market for the Registrant's Common Equity and Related
     Stockholder Matters                                               17

6.   Selected Financial Data                                           18

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               19

8.   Financial Statements and Supplementary Data                       27

9.   Disagreements on Accounting and Financial Disclosure              48

PART III

ITEM

10.  Executive Officers of the Registrant                              49

11.  Executive Compensation                                            50

12.  Security Ownership of Certain Beneficial Owners and Management    50

13.  Certain Relationships and Related Transactions                    50

PART IV

ITEM

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   50

     Signatures                                                        56

                                     FORM 10-K

                         TRANS LEASING INTERNATIONAL, INC.

                                       PART I



Item 1.     Business

GENERAL

     Trans Leasing International, Inc. (hereafter "the Company" or "Trans Leasing") leases medical, scientific and other equipment to physicians, osteopaths, dentists and other health care providers. The Company also leases general office equipment and automobiles to health care providers and the general commercial market. The Company believes that its lessees lease equipment from Trans Leasing for a variety of reasons, including the speed and convenience of acquiring such equipment from Trans Leasing, the reduced initial cash outlays the Company requires and the potential tax benefits.

     At June 30, 1997, the Company's net investment in direct finance leases was approximately $271 million, consisting of approximately 34,000 active leases. Lease terms generally range from one to five years, with an average initial term of approximately 38 months. The average cost of total equipment purchased per lease originated during fiscal 1997 was approximately $13,000. The original equipment cost of each item of lease equipment generally does not exceed
$100,000, although the Company may in the future lease more equipment with a cost in excess of $100,000. The Company's primary market is the continental United States, with only limited leasing activities occurring in Canada, Mexico and Puerto Rico.

     The Company also functions as an insurance agent, selling a limited amount of property and casualty insurance to its lessees. The Company also purchases lease receivables originated by third parties after Trans Leasing independently verifies that such receivables meet its credit standards. At June 30, 1997, such purchased lease receivables approximated $7.0 million. In addition, the Company is currently evaluating opportunities with respect to larger industrial equipment leases.

     The Company believes the following factors have been critical to its success in the past and will remain critical to its success in the future:

  Business Strategy

          Trans Leasing provides fast and convenient financing to creditworthy applicants.

          The Company leases equipment through its LeaseCard program, supported
          by  the  Company's  Instant  Access  program.   Over  45,000  medical
          professionals and 20,000 commercial accounts nationwide have utilized the LeaseCard program to date.

          Through its 72 member sales, marketing and customer service staff located at the Company's headquarters and in its five regional sales offices, the Company has developed strong relationships with equipment manufacturers and dealers.

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

          The Company believes that the diversified nature of the equipment it leases reduces the potential impact of technological obsolescence, which could adversely affect the Company's ability to collect lease receivables and residual values.

  Full Pay-Out & Operating Leases

          A significant portion of the Company's equipment leases are full pay-out leases, where the minimum lease payments in the aggregate cover the full cost of the equipment plus an interest factor.

          Full pay-out leases reduce the Company's exposure to obsolescence of leased equipment.

          Substantially all of the Company's operating leases are written for automobiles, for which the Company has on average received the full amount of residual values established at the time the leases were initiated.

  Funding Strategy

          The Company continues to aggressively focus on minimizing its cost of funds by utilizing a funding strategy based on securitization. This financing method is believed to provide the Company with its lowest cost long-term financing. The Company will continue to monitor the private and public markets to ensure it maintains a cost-effective financing program.

LEASED EQUIPMENT

     The Company leases all types of moderately priced medical, scientific and commercial equipment currently in demand. The Company believes that it has benefited and will continue to benefit from technological advances, which stimulate the demand for such equipment. The Company also leases all types of automobiles.

     The following table sets forth certain information about the categories of equipment, which includes examples of the types of equipment included in each category, leased by the Company as of June 30, 1997.



                                            Original
                                         Equipment Cost        % of      Number    % of
Category of Equipment                     ($ in 000's)        Total   of Leases   Total
                                         ----------------

Medical Equipment, including automated
  laboratory systems, endoscopy systems,
  ambulatory monitors and EKGs, diagnostic
  imaging systems, surgical equipment and
  diagnostic equipment, physical therapy
  equipment, medical exam tables, dental
  chairs, microscopes and optical equipment     $184,685      41.4%      12,881   37.7%

Computer Equipment, including personal
  computers and laptops, network
  systems, desktop publishing and
  document imaging systems                       120,396      27.0%      10,846   31.8%

Automobiles                                       38,646       8.7%       1,476    4.3%

Office Equipment and Furniture,
  including photocopiers, facsimile
  machines, desks and furniture and
  mail equipment                                  35,997       8.1%       3,489   10.2%

Telecommunications Equipment,
  including telephone systems and voice
  mail systems                                    15,993       3.6%       1,482    4.4%

Other, including industrial machine
  tools, graphic arts equipment,
  printing equipment and restaurant               49,846      11.2%       3,968   11.6%
  equipment

      Total Equipment Cost                      $445,563     100.0%      34,142  100.0%


     The percentages of each equipment category relative to the total portfolio may vary from time to time with marketing initiatives of equipment suppliers and introductions of new or improved products. The Company believes that no single type of equipment currently accounts for more than 10 percent of the lease portfolio.

LESSEES

     Two thirds of the Company's lessees are health care providers. The remaining one third is composed of other professionals and general commercial lessees. The following table provides the approximate lessee composition of Trans Leasing's portfolio as of June 30, 1997:



      Original Equipment Cost
      Lessee Description                       ($ in         Percentage
                                                 000's)
                                               -----------   ------------

      Medical
         General Practice                      $   16,783           3.8%
         Family Practice                           19,597           4.4%
         Internal Medicine                         25,214           5.7%
         OB/GYN                                    14,943           3.3%
         Other MDs                                 68,234          15.3%
                                               -----------       --------
           Total Doctors (MDs)                    144,771          32.5%
                                               -----------       --------


      Chiropractors                                29,500           6.6%
      Veterinarians                                14,713           3.3%
      Dentists                                     63,453          14.3%
      Osteopaths                                    9,935           2.2%
      Other Doctors (Non-MDs)                      11,605           2.6%
                                               -----------       --------
         Total Doctors (Non-MDs)                  129,206          29.0%
                                               -----------       --------

         Total Doctors (MDs and Non-MDs)          273,977          61.5%
                                               -----------       --------

      Medical Institutions                         24,594           5.5%
                                               -----------       --------
         Total Medical                            298,571          67.0%
                                               -----------       --------

      Total Non-Medical                           146,992          33.0%
                                               -----------       --------

      Total for all Lessees                    $  445,563         100.0%
                                               ===========       ========


     The Company's lessees are located throughout the United States, the largest concentrations of which are in heavily populated states such as California, Florida, Texas, Illinois and New York. As of June 30, 1997, no single lessee (or group of affiliated lessees) accounted for more than 2% of the Companys lease portfolio.

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

     The Company issues LeaseCards to lessees and potential lessees which meet its credit standards. LeaseCards are issued for one-year periods and are automatically renewed for additional one-year periods so long as holders continue to maintain their credit standing with the Company. LeaseCard holders who are medical professionals are entitled to lease up to $125,000 of equipment and commercial accounts are entitled to lease up to $75,000 of equipment, with a minimum of paperwork and delay. Larger credit limits are available to those meeting additional credit criteria. LeaseCard provides the holder with convenience and pre-arranged credit and enables equipment manufacturers and dealers to concentrate their efforts on marketing equipment rather than arranging financing.

     To date, over 45,000 medical professionals and 20,000 commercial accounts have used LeaseCard to lease equipment from the Company. A LeaseCard is issued to every lessee with whom the Company has a lease. The Company also actively solicits other potential lessees who do not currently hold LeaseCards through various advertisements in medical and commercial trade publications, a nationwide direct mail program; personal contacts at trade conventions and telephone solicitation. The Company markets the LeaseCard to equipment suppliers through direct mail solicitation, trade journal advertisements, participation in trade shows and telephone solicitation.

     Another important part of the Company's marketing program is Instant Access. Holders of active LeaseCards can obtain approval for new leases quickly by calling the Company's toll free Instant Access line (800-YES-1000). Using the Company's on-line balance and credit information, the Company's credit analysts can typically approve a transaction within five minutes for existing customers requesting transactions within their pre-approved credit limits. Non-holders can call Instant Access and typically obtain preliminary approval within twenty minutes if all credit information is readily available. Telephone inquiries to Trans Leasing are normally initiated by potential lessees or equipment salespeople on sales calls in customers' offices.

     The Company also utilizes its own sales, marketing and customer service staff of 72 people located at the Company's headquarters and in its five regional sales offices to market its leasing services. The sales staff calls on equipment manufacturers and dealers, lessees and prospective lessees, provides information to equipment suppliers and their representatives regarding the merits of the Company and of leasing in general and conducts seminars at the suppliers' places of business. The Company participates in trade shows and conventions around the country.

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

     The Company utilizes a standard, non-cancelable lease agreement for substantially all of its leases other than autos for which a different standard lease form is used. Under the terms of the Company's standard leases, the lessee is obligated to service the leased equipment and maintain it in good working condition, to procure and maintain insurance on the leased equipment for the benefit of the Company and to pay all property, sales and other taxes on the leased equipment. The Company's leases generally provide for fixed lease payments that are due and payable monthly over the lease term. In the event of a default by the lessee, the lease agreement typically provides that the lessor and its assignees have all the rights afforded creditors under the law to protect their interest in the leased equipment, including the right to repossess the leased equipment and, in the case of legal proceedings resulting from a default, to recover certain additional damages.

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

     At the end of each lease, in accordance with arrangements typically made at the time the lease is originated, the lessee will have the option (i) to renew the lease on the same or renegotiated terms, (ii) to return the equipment or
(iii) to purchase the equipment at either (a) a fixed price determined at the time the lease is originated (which may be $1 or a fixed percentage of the original cost of the equipment or, in the case of leased vehicles, an amount determined to be the value of the leased vehicle at the end of the lease) or (b) the then fair market value of the equipment. In any case, if the lessee fails to return or purchase the equipment or renew the lease, the lessee will be required to make payments equal to the prior rent payments until the equipment is returned or purchased or the lease is renewed. Historically, the majority of the Company's lessees have elected to exercise their option to purchase the leased equipment. Equipment which is not acquired or re-leased by the original lessee can be sold, re-leased or otherwise disposed of by the Company or one of its wholly-owned subsidiaries. The Company maintains its own warehouse and a staff to re-market previously-leased equipment. The Company also has an arrangement with a re-marketing agent to distribute principally all medical equipment returned to the Company in exchange for an amount approximating the residual value of the equipment.

     As of June 30, 1997, approximately 94% of the lessees whose leases expired in fiscal 1997 purchased the equipment covered by the expired leases, approximately 3% returned such equipment to the Company and approximately 3% of the lessees had not yet either purchased, re-leased or returned the equipment.

CREDIT REVIEW AND LOSS EXPERIENCE

     Although comparative information from competitors is generally not available, the Company believes its credit loss experience compares favorably with other "small-ticket" lessors because (a) the Company utilizes a comprehensive proprietary on-line credit evaluation procedure to screen lease applications, (b) approximately 40% of new leases are with existing lessees who have a credit history with the Company, (c) a substantial portion of equipment leased is income-producing or necessary for the operations of the lessees practice or business, (d) a majority of the Company's lessees are health care providers and other professionals with high incomes and (e) a majority of the leases are personally guaranteed by individual lessees or business owners.

     The Company's credit department consists of five credit analysts and two credit support staff. For each application the Company receives, the credit department performs a credit review of the applicant, or its owners if the applicant is a commercial business, which includes obtaining retail credit reports from the major credit bureaus servicing the area in which the applicant is located. In addition, with respect to transactions over $10,000 ($25,000 if the lessee is in the medical or another healthcare field), the Company may obtain bank verification of account activity in deposit accounts and loan activity, including the length of time accounts have been opened, the average balance maintained, the high dollar amount of credit extended and the payment terms. The Company may elect not to verify bank information based on its review of other available credit information.

     On medical accounts, the Company also obtains an American Medical Association report or its equivalent if the lessee is a dentist or osteopath. These reports indicate the year the individual was licensed, the college attended and year of graduation, the individual's medical specialty and whether or not Board Certification has been obtained. For commercial accounts, the Company may obtain a Dun & Bradstreet report. All of the information is stored electronically on the Company's computer systems and is reviewed by one or more persons depending upon the dollar amount involved. The Company also performs a similar credit check on each equipment supplier and obtains other information to verify that the equipment supplier is known to be reputable.

     If a LeaseCard holder who has available credit as a result of an update and review by the Company applies for a new lease, the Company also conducts a check of the cardholder's payment history and status. If the lessee holds a LeaseCard, but desires to lease equipment with a value in excess of the amount of the lessee's available credit, or if it is a new applicant and the Company's credit department has determined there is not enough information available through the credit bureau, bank reports, American Medical Association reports and/or Dun & Bradstreet reports, the Company may conduct additional credit checks which may include a review of the lessee's current financial statements and most recent tax return. Management estimates that in fiscal 1997, approximately 20% of applications were turned down for credit reasons, approximately 25% were terminated by the applicant and approximately 55% of the applications were ultimately consummated.

     The Company generally places an order to purchase equipment only after it has completed the credit examination and received an executed lease from a lessee. Upon obtaining the signed lease, a deposit check (if required), an acceptance notice, an invoice and any additional documentation which may be required, such as a personal guarantee, corporate resolution or evidence of insurance, the Company's sales coordinators verify directly with the lessee that all the items covered by the lease have been delivered and installed and are working to the lessee's satisfaction. The Company then pays the vendor for the equipment.

     The Company utilizes its own 14 person in-house collection staff to solicit late payments from lessees. The Company also employs outside counsel for litigation related to collection matters. When an account is 7 days past due the Company assesses a late fee equal to 10 percent of the original payment due. For fiscal years 1997 and 1996, income from such late charges was $2.4 million and $2.3 million, respectively. When any payment is 20 days past due (13 days if the lease balance is greater than $20,000), the account is automatically inserted into a collector's follow-up system. An account is considered delinquent if a payment has not been received for 30 days beyond its due date.

     The following table illustrates Trans Leasing's historical delinquency rates. The increase in delinquencies from 3.6 percent at June 30, 1996 to 4.5 percent at June 30, 1997 results from competitive pressure as it relates to credit criteria in the Company's primary markets with the principal increase occurring in the 30-60 day delinquent category. Delinquencies in the over 90 day category have not increased significantly.




                                 Delinquency Rates
                                    ($ in 000's)



                                                                  Remaining
                                                            Receivable Balance on
                                                             Delinquent Accounts

                                  Receivable                                  % of
                                    Balance             Amount                Total

June 30, 1995................... $ 224,846            $  6,115                2.7%
June 30, 1996...................   277,230              10,083                3.6%
June 30, 1997...................   314,335              14,111                4.5%

     Accounts are normally written off if no payment has been received within 150 to 180 days. Accounts can be written off earlier if it is evident that no further payment will be received. The following table illustrates Trans Leasing's historical lease charge-off experience:

                                                  Fiscal Year Ended June 30,
                                                         ($ in 000's)

                                         1997       1996       1995        1994       1993
                                       ---------- ---------- ----------  ---------  ----------
Allowance for Uncollectible
Accounts:
   Beginning balance                   $   9,506  $   6,482   $  4,047   $  2,709   $   2,181
   Additions                               7,154      6,667      5,328      6,489       3,690
   Net charge-offs                       (5,758)     (3,643)    (2,893)                (3,162)
                                                                            (5,151)
                                       ---------- ---------- ----------  ---------  ----------

   Ending balance                      $  10,902  $   9,506   $  6,482   $  4,047   $   2,709
                                       ========== ========== ==========  =========  ==========
Net investment in direct finance
leases
   (before allowance)                  $ 281,886  $ 246,063   $ 199,576  $ 170,864  $ 150,590

Net charge-offs divided
   by net investment in direct              2.0%       1.5%       1.4%       3.0%        2.1%
finance leases

Ending allowance divided
   by net investment in direct              3.9%       3.9%       3.2%       2.4%        1.8%
finance leases

     Net charge-offs in fiscal year 1997 increased due to significant increases in net investment in direct finance leases and more aggressive charge-off policies instituted in 1997. Net charge-offs in fiscal years 1996 and 1995 were somewhat favorable relative to historical norms, which resulted in increased allowances as a percentage of net investment in direct finance leases at the end of the respective fiscal years. The increase in net charge-offs during fiscal year 1994 was primarily due to the write-off of one account at December 31, 1993 in the amount of $1,696,000 which reduced net earnings by $.24 per share. This write-off was expensed in 1994. The Company is continuing to work with this account to maximize the ultimate recovery.

REALIZATION OF RESIDUAL VALUE

     Historically, the majority of the Company's lessees have elected to exercise their options to purchase the leased equipment. Equipment which is not acquired or re-leased by the original lessee is sold, re-leased or otherwise disposed of by the Company. The Company maintains its own warehouse and staff to re-market previously leased equipment. From time to time, the Company utilizes various equipment dealers and vendors to re-market returned equipment, for which it pays a commission based upon the amount received by the Company. The Company has also entered into an agreement with a re-marketing agent to distribute principally all previously leased medical equipment returned to the Company in exchange for an amount approximating the residual value.

     The growth in the Company's lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Substantially all of the residual values on the Company's balance sheet as of June 30, 1997 are attributable to leases that will expire before June 30, 2001. Realization of such values depends on factors not within the Company's control, such as the condition of the equipment, the cost of comparable new equipment and the technological or economic obsolescence of the equipment. Although the Company has, in aggregate, generally received approximately the full amount of recorded residual values upon exercise of the purchase option by lessees for leases which expired the last five years, there can be no assurance this realization rate will be maintained.

     During fiscal years 1997 and 1996, the Company put increased emphasis on its auto leasing activities. Auto leases typically have residuals that represent a higher percentage of the original cost of the auto than the average residual percentage of the other types of equipment leased by the Company. The Company has on average received approximately the full amount of anticipated residual values for automobile leases which have expired during the last five years. However, given the volatility of market prices for used autos and uncertainty as to residual realization, there can be no assurance that the Company will continue to be able to realize the amount of residuals anticipated at the time of lease origination. The Company regularly monitors the residual value of its leases.

MANAGEMENT INFORMATION SYSTEMS ($ in 000's)

     The Company has developed automated information systems and telecommunications capabilities tailored to support all areas within the organization. Systems support is provided for accounting, tax, credit, collections, operations, sales, sales support and marketing. The Company has made significant investments in computer hardware and proprietary software. The Company' computerized system provide management with accurate up-to-date data which strengthens its management controls and assists in forecasting.

     The Company at June 30, 1997 employed seven management information system professionals and has developed a substantial amount of proprietary software. Terminals in the Company's Northbrook, Illinois headquarters and branch offices are linked 24 hours a day by dedicated telephone lines to the Company's main computer system.

     The Company's centralized data processing system provides instant support for the marketing and service efforts of salespeople from the Company and equipment manufacturers and dealers. The system permits the Company to generate collection histories, vendor analyses, lessee reports and credit histories and other data useful in servicing the lessees and equipment suppliers.

     Expenditures during fiscal year 1997 for computer hardware were $309 and for software were $85. Expenditures during fiscal year 1996 for computer hardware were $169 and for software were $103. The Company completed an upgrade of its data processing system in fiscal 1995 and spent approximately $498 for new computer hardware and approximately $20 for software in that year.

COMPETITION

          Leasing is only one of many financing alternatives available to the Company's lessees and potential lessees. The leasing business is highly competitive. Concerns engaged in the leasing business include: (a) finance divisions, affiliates and subsidiaries of equipment manufacturers, including some which sell products leased by the Company, (b) banks and their affiliates or subsidiaries, some of which loan funds to the Company,
     (c) other leasing and finance companies and (d) independently formed partnerships or corporations operated for the specific purpose of leasing equipment. Many of these organizations have substantially greater financial and other resources than the Company. As a consequence they may be able to obtain funds on terms more favorable than those available to the Company and may provide financing which is less expensive than leasing from the Company. However, the Company believes its financing services are more convenient than those available from many alternative sources. The Company/'s ability to compete effectively for profitable leasing business will continue to depend upon its ability to procure financing on attractive terms, to develop and maintain good relations with new and existing equipment suppliers, to attract additional lessees by means of its LeaseCard and other marketing programs and to maintain a very high level of service to its lessees and vendors. However, there can be no assurance that the Company can continue to do so. See Marketing".

     Historically, the Company has concentrated on leasing moderately priced medical and office equipment. The Company may in the future lease more expensive equipment than it has in the past. As it does so, the Company's competition can be expected to increase. Rising costs, changes in government regulations and increased competition among health care providers have led to the development of alternative health care delivery systems, including health maintenance and preferred provider organizations and managed care programs. In addition, recent surveys have indicated a continuing trend toward the formation of group medical practices, which affects the nature and size of the Company's market. While the Company does not believe that these developments have had a material impact on its business to date, their long-term impact, including the possibility of increased competition in the medical equipment leasing industry, cannot be predicted.

HEALTH CARE TRENDS

     The increasing cost of medical care has brought about federal and state regulatory changes designed to limit government reimbursement of certain health care providers. These changes include the enactment of fixed-price reimbursement systems which involve determining rates of payment to hospitals, out-patient clinics and private individual and group practices for specific illnesses in advance of treatment. While the Company does not believe that these regulations have had a material impact on its business to date, their long-term effect, as well as that of future changes in legislative or administrative policies, cannot be predicted.

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

EMPLOYEES

     At June 30, 1997, the Company had 157 full-time employees, none of whom were represented by a labor union. Approximately 43 of the Company's employees are engaged in the credit, collections and lease documentation areas, approximately 72 are in the sales, marketing and customer service areas and 42 are engaged in the general administration area. Management believes that the Company's employee relations are good.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995

     Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) under the heading "General - Business Strategy" as to the likelihood that LeaseCard holders will choose the Company over competitors; (ii) under the heading "General - Credit Risk Management" regarding credit loss experience and the effects of technological obsolescence; (iii) under the heading "Leased Equipment" regarding the benefit of technological advances; (iv) under the heading "Credit Review and Loss Experience" regarding credit loss experiences; (v) under the heading "Realization of Residual Value" as to lessees' elections to exercise their purchase options; (vi) under the heading "Competition" regarding the Company's services being more convenient than those of others and the impact of health developments; and (vii) under the heading "Health Care Trends" as to the benefit to the Company of limitations on in-patient hospital stays and the effects of health care developments.

     The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected and in the future could affect, the Company's actual results and could cause the Company's actual results during fiscal 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

     Residual Risk: When the Company enters into a lease from which it expects to derive value through the resale of equipment at lease expiration, it records an estimate of the expected resale value on the Company's balance sheet as a residual interest. The growth in the Company's equipment lease portfolio in recent years has resulted in increases in the aggregate amount of recorded residual values. Realization of residual values depends on factors not within the Company's control, such as equipment obsolescence, whether the lease expires or is terminated for default, whether the equipment is in fact returned to the Company at the end of the lease and the condition of the equipment when it is returned. Although the Company has in aggregate, generally received the full amount of recorded residual values on expired leases, there can be no assurance this will continue in the future. Failure to realize residual values could have a material adverse effect on the Company's earnings.

  Interest Rate Risk

     The Company's leases are at fixed rates but its warehouse lines, which represent a significant portion of its borrowings, bear interest at floating rates. Consequently, if interest rates were to increase, earnings would be adversely affected. In addition, the Company' ability to increase its yield on new receivables would be limited by competitive and economic factors.

  Financing

     The Company's profitability depends, among other factors, on the size of its lease portfolio, which in turn depends on the Company's ability to obtain external financing to supplement cash flows available from operations. The Company' principal sources of external financing have been borrowings under its revolving credit agreements, public offerings and private placements of debt and lease-backed obligations. Although the Company has been successful in arranging these types of funding in the past, there can be no assurance that it will be able to obtain funding in the future in amounts or on terms it deems necessary or acceptable. The Company's inability to obtain financing would have a material adverse effect on its operations. Covenants in certain of the Company's debt agreements limit its ability to incur additional debt above certain levels.

     The Company's debt agreements contained provisions triggering events of default or requiring prepayment in the event the principal shareholder's ownership of common stock fell below 35%. Upon the Principal shareholder's death in fiscal 1997, these provisions were revised.

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

Item 2.     Properties

     The Company leases its executive offices in Northbrook, Illinois under leases which run through August 31, 1998 and May 31, 2002. The executive offices are approximately 22,088 square feet in area. The Company also leases additional office space in Orange County and Roseville, California, Boca Raton, Florida and Plymouth Meeting, Pennsylvania. An additional office with a warehouse in Grayslake, Illinois is also leased for the Company's auto leasing activities, the telemarketing functions of its LeaseCard Direct Group and for the re-marketing of equipment returned when leases expire or terminate. The Company has entered into a new lease for a facility commencing in fiscal 1998, and expiring in 2002. This facility, located in Deerfield, Illinois, will be used to consolidate the Company's executive offices and Grayslake facility. Accordingly, the Company's current lease in Northbrook will be sublet after taking occupancy of the new facility. Management does not anticipate any material adverse impact on its operations as a result of such sublet.

Item 3.     Legal Proceedings

     While the Company is from time to time subject to actions or claims for damages in the ordinary course of its business, it is not now a party to any material legal proceedings.

Item     Submission of Matters to a Vote of Security Holders

         a.)   A special shareholders meeting was held on May 1, 1997.

         b.)   The matters voted upon and the results of voting were as follows:

                    i) To approve the Company's 1996 Stock Option Plan with respect to 1,000,000 shares of the Company's common stock (see Exhibit 10.5 to this Form 10-K).

                        Results:    FOR                     2,474,753
                                    AGAINST                   351,823
                                    ABSTENTION                 20,210
                                    BROKER NONVOTER                 0


                  ii) Warrants granted to certain directors to purchase in the aggregate 285,000 shares of the Company's common stock (see Exhibit 10.4 to this Form 10-K).

                        Results:    FOR                     2,589,153
                                    AGAINST                   229,123
                                    ABSTENTION                 28,510
                                    BROKER NONVOTER                 0

                                     PART II

Item 5.    Market for Registrant' Common Equity and Related Stockholder Matters

     The Company's common stock is traded in the over-the-counter market and reported on the NASDAQ National Market under the ticker symbol "TLII." The common stock has been trading on NASDAQ National Market since April 1986, the time when the Company's initial public offering took place.

     The approximate number of beneficial holders of record of the Company's common stock on September 11, 1997, was 66.

COMMON STOCK INFORMATION


        For the
     quarter ended                  Fiscal 1997                          Fiscal 1996
   ------------------          -----------------------             -------------------------
                                High             Low                  High             Low

   September 30              $   3 5/8        $ 3 5/16             $  3 1/2        $   2 7/8

   December 31                   5 7/8           3 5/8                3 7/8            3 1/8

   March 31                      7 1/2           5 1/2                3 3/4            3 1/4

   June 30                           8           5 1/2                3 5/8            3 5/16



     The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors. The Board of Directors approved a dividend in the amount of $.03 per share during each quarter of fiscal years 1997 and 1996, and in the fourth quarter of fiscal year 1995. There were no cash dividends declared in the first three quarters of fiscal 1995. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition and capital requirements and future dividends may be declared, reduced, or eliminated at the discretion of the Board of Directors on the basis of these or other considerations. In addition, the Company's credit facility restricts the payment of dividends on the Company's common stock unless certain financial tests are met. Under the most restrictive limitations, the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock. On August 5, 1997, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share on August 26, 1997, to holders of record as of August 15, 1997.

Item 6.     Selected Financial Data

(In thousands, except common share and per common share amounts)

OPERATIONS STATEMENT DATA

                                                      Fiscal Year Ended June 30,
                                        1997       1996       1995       1994       1993
                                       -------   ---------   --------  ---------  ---------
Revenues:
   Finance and other lease              $ 39,354    $ 33,915   $ 28,861  $ 26,520    $ 24,239
related income
   Operating lease income               2,712       1,469        694        404        349
   Other                                1,161       1,234        974        565        407
                                       -------   ---------   --------  ---------  ---------
     Total revenues                     43,227      36,618     30,529    27,489      24,995

Expenses:
   Interest                             17,819      15,733     13,338    11,738      10,601
   General & administrative             15,682      13,018     10,220     9,113      8,148
   Provision for uncollectible
     accounts                           5,660       5,166      4,431      5,673      2,949
                                       -------   ---------   --------  ---------  ---------
     Total expenses                     39,161      33,917     27,989    26,524      21,698

Keyman Life Insurance Income         (1)2,196           -          -          -          -
                                       -------   ---------   --------  ---------  ---------

Earnings before income taxes
   and cumulative effect on a
   change in accounting                 6,262       2,701      2,540        965      3,297
Income taxes                            1,557       1,034        973        369      1,263
                                       -------   ---------   --------  ---------  ---------

Earnings before cumulative
   effect of a change in                4,705       1,667      1,567        596      2,034
accounting

Cumulative effect of a change
   in accounting for income taxes           -           -          -   (2)  155          -
                                       -------   ---------   --------  ---------  ---------

Net earnings                          $ 4,705     $ 1,667    $ 1,567   $    441    $ 2,034
                                       =======   =========   ========  =========  =========

Earnings per common share:
Earnings before cumulative
   effect of a change in              $  1.13     $  0.41    $  0.37   $   0.13    $  0.52
accounting
Cumulative effect of a change
   in accounting for income taxes           -           -          -      (0.03)         -
                                       -------   ---------   --------  ---------  ---------

Net earnings                           $ 1.13     $  0.41    $  0.37   $   0.10    $  0.52
                                       =======   =========   ========  =========  =========

   Primary                             $ 1.13     $  0.41    $  0.37   $   0.10    $  0.52
   Fully diluted                       $ 1.10     $  0.41    $  0.37   $   0.10    $  0.52

Weighted average common
   shares outstanding
   Primary                              4,146       4,098      4,291      4,372      3,889
   Fully diluted                        4,263       4,098      4,291      4,372      3,889

(1) On 10/7/96, Richard Grossman, the Company's principal shareholder, passed away. Prior to that date, Mr. Grossman held the positions of Chairman of the Board, Chief Executive Officer and President. The Company was beneficiary on two keyman life insurance policies, which insured the life of Richard Grossman.

(2) Represents the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes."

BALANCE SHEET DATA


                                               June 30,
                           1997       1996        1995        1994        1993

Net investment in direct
  finance leases         $270,984   $236,616    $193,094    $166,817    $147,881
Total assets             311,036    269,427     226,383     193,735      170,075
Senior debt and
  lease-backed obligations250,179   209,817     168,963     138,841      115,897
Subordinated debt         17,400     20,730      21,840      23,000       23,000
Stockholders'equity      30,285     26,286      25,670      24,779       24,342
Book value per share        7.49       6.50        6.09        5.67         5.57
Dividends declared per share .12        .12         .03          --




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company's operations comprise almost exclusively lease financing. The Company's net earnings are significantly influenced by the level of invested assets, the related financing spread (i.e., the excess of interest rates earned on invested assets over interest rates incurred on borrowings), and the quality of those assets. General and administrative expenses and a provision for uncollectible accounts further reduce the Company's net earnings.

     Substantially all of the Company's lease receivables are written at a fixed rate of interest for a fixed term. The Company's borrowings are at both fixed and floating rates of interest. The Company borrows under revolving credit facilities at floating interest rates (see "Liquidity and Capital Resources") and periodically refinances that debt through either a fixed-rate loan option in the revolving credit agreements, securitization of lease receivables or the sale of debt in the public or private markets. To the extent the Company refinances with fixed-rate debt, the Company locks in the spread in its portfolio. The Company will, from time to time, utilize interest rate swaps to the extent its borrowings are at floating interest rates. Such swaps reduce the Company's exposure to interest rate risk.

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

     For financial reporting purposes, the majority of the Company's leases are classified as direct finance leases. The Company accounts for its investment in direct finance leases by recording on the balance sheet the total minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment less the unearned lease income. Unearned lease income represents the excess of the total minimum lease payments plus the estimated residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method, i.e., application of a constant periodic rate of return to the declining net investment in each lease. As a result, during a period in which the Company realizes growth in new lease receivables, lease income should also increase, but at a lesser rate.

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

     On August 27, 1997 the Company entered into an agreement to sell substantially all the net assets of the Company to General Electric Capital Corporation (GECC). The gross sale proceeds approximate $46 million and involves assumption by GECC of certain debt outstanding upon closing of the sale. Subject to the required regulatory filings, the Company anticipates the sale transaction will close in the second quarter of fiscal 1998. Net proceeds from the sale, after consideration of certain post-closing expenses, will approximate $10.00 per share and be distributed to shareholders via a liquidating dividend in early calendar year 1998. At this time, there can be no assurance as to the absolute certainty of the occurrence of these events.

RESULTS OF OPERATIONS ($ in 000's)

     Finance and other lease related income increased by $5,439 (16.0%) in fiscal 1997 and $5,054 (17.5%) in fiscal 1996 due primarily to increases of 14.6% and 22.5%, respectively, in the net investment in direct finance leases. The increase in the net investment in direct finance leases is due in part to increases in lease receivables originated of 6.7% and 25.2% in fiscal 1997 and 1996, respectively. In addition, the increase in finance lease income is attributable to increases in lease-related fees of $850 (27.9%) and $117 (4.0%), respectively, in fiscal 1997 and 1996.

     Operating lease income increased by $1,243 (84.6%) in fiscal 1997 and $775 (111.7%) in fiscal 1996 due primarily to increases of 46.5% and 97.8%, respectively, in net equipment under operating leases. The increase in net equipment under operating leases is due to increases in equipment purchased for new operating leases of 20.3% and 43.2%, respectively, in fiscal 1997 and 1996.

     The growth in the Company's lease portfolio is the result of an increase in the number of leases originated in each fiscal year. The Company believes that the number of leases originated has increased primarily as a result of its increased marketing and selling activities, greater name recognition of LeaseCard in the marketplace and the introduction of new products by equipment manufacturers. Lease-related fees, primarily documentation fees and delinquency charges, have increased as a result of the growth in the size of the Company's lease portfolio. Delinquency charges in fiscal 1997 increased to $2,410 from $2,013 in fiscal 1996 and $1,877 in fiscal 1995. Delinquency rates increased to 4.5% at June 30, 1997 from 3.6% at June 30, 1996 and 2.7% at June 30, 1995. The increases in delinquency rates from 1996 to 1997 were noted in the 30-60 day delinquency category. Other delinquency categories have remained substantially consistent with prior period results. The increase in delinquencies from 3.6% at June 30, 1996 to 4.5% at June 30, 1997 results from competitive pressure as it relates to credit criteria in the Company's primary markets.

     Interest expense increased $2,086 (13.3%) in fiscal 1997 and $2,395 (18.0%) in fiscal 1996 due to increases in the amounts borrowed to finance the growth in the Company's lease portfolio. Interest expense as a percent of lease income decreased to 42.4% in fiscal 1997 from 44.5% in fiscal 1996 and from 45.1% in fiscal 1995 primarily as a result of more cost effective borrowing by the Company.

     General and administrative expense increased by $2,664 (20.5%) in fiscal 1997 and $2,798 (27.4%) in fiscal 1996 primarily as a result of increases in salaries and benefits expense and sales-related expenses. Additionally, the growth in the Company's operating lease portfolio resulted in increased depreciation expense. The average number of personnel increased to 157 for fiscal 1997 from 140 for fiscal 1996 and 117 for fiscal 1995. As such, general and administrative expense as a percent of lease income was 37.3% in fiscal 1997, 36.8% in fiscal 1996 and 34.6% in fiscal 1995. The growth in the average number of employees has been necessary to accommodate the Company's growth during the period.

     The provision for uncollectible accounts increased by $494 (9.6%) in fiscal 1997 and by $735 (16.6%) in fiscal 1996. The provision for uncollectible accounts as a percent of lease income was 13.5% in fiscal 1997, 14.6% in fiscal 1996 and 15.0% in fiscal 1995.

     Earnings before income taxes and keyman life insurance income increased by $1,365 (50.5%) in fiscal 1997 and $161 (6.3%) in fiscal 1996. The increase in earnings is primarily due to the increase in lease and lease related income and the decrease in interest expense as a percent of lease income, as discussed above.

     Net earnings increased by $3,038 (182.2%) in fiscal 1997 and $100 (6.4%) in fiscal 1996. In addition to the reasons for the increases noted above, the increase in 1997 net earnings was also due to $2,196 of keyman life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its operations, including the growth of its lease portfolio, principally through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.

     Net cash used in investing activities, which was $49.5 million in fiscal 1997, $48.2 million in fiscal 1996 and $37.1 million in fiscal 1995, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuing of debt and lease-back obligations over repayments of these debt instruments) was $36.3 million in fiscal 1997, $38.7 million in fiscal 1996 and $28.3 million in fiscal 1995. The remaining funds used in investing activities were provided by operating cash flows. As of June 30, 1997, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $5.2 million.

     The following paragraphs summarize certain terms of the Company's existing debt agreements and instruments. The Company believes these terms may be material to investors, but these summaries, which do not purport to be complete, are subject to the detailed provisions of those documents and are qualified in their entirety by reference to the agreements and instruments filed as exhibits or incorporated by reference to this Form 10-K.

  Revolving Credit Agreement

     The Company borrows under its unsecured revolving credit agreement (the "TLI Revolving Credit Facility") to fund its operations. As the Company has approached full utilization under this facility, it has sold long-term debt and lease-backed obligations in both the institutional private placement and public markets and used the proceeds to reduce its revolving credit borrowings. These long-term debt and lease-backed obligations are issued either with fixed interest rates or with floating interest rates combined with an interest rate hedge to secure a fixed borrowing cost. The maximum borrowing under the TLI Revolving Credit Facility is $30 million. As of September 11, 1997, the outstanding loans under this facility were $20 million and unused borrowing capacity was $10 million.

     Currently, the Company may borrow through an unsecured revolving credit facility up to $30 million with interest paid quarterly. The Company, at its option, pays interest equal to the prime rate or the Federal Funds rate plus .70 percent. The Company has the option at the end of every quarter to convert its revolving loans outstanding under this facility into a fixed-rate loan, in which case the principal amount is payable in 18 equal quarterly installments with interest at 2 percent over a calculated rate based on LIBOR. If the revolving credit agreement is not extended, all revolving loans will be due on January 29, 1998 and on such date the Company may convert the outstanding balance into a two-year term loan bearing interest at the Company's choice of either prime rate plus .25 percent or LIBOR plus 1 percent. As of September 11,1997, the outstanding loans under this facility were $20 million and the unused borrowing capacity was $10 million.

     The unsecured revolving credit agreement contains numerous covenants which include: a limitation on leverage, a minimum net worth requirement, a minimum interest coverage requirement, dividend and other stock and debt repurchase limitations and a maximum average original equipment cost of leased assets. At June 30, 1997, the Company was in compliance with all covenants contained in the revolving credit agreement.

 Issuance of Senior and Subordinated Debt and Lease-Backed Obligations

     The Company has outstanding debt under unsecured senior and subordinated note placements, unsecured subordinated debentures and senior and subordinated lease-backed obligations, all of which are summarized in the following table:



                                                      Principal Amount (in 000's)
                                                ----------------------------------------
                                                                              Balance
                                                                                 at
Issuance                     Purchaser(s) or     Interest                      June 30,
Date         Security        their Agent(s)          Rate      Original        1997 (1)
----------   -------------   ----------------   ----------     ---------      ----------

June         Unsecured       Massachusetts         13.40%    $   10,000     $     4,450
1992           Subordinated    Mutual Life
               notes           Insurance


October      Unsecured       American Nat'l        10.50%        13,000          12,950
1992           Subordinated    Bank & Trust
               debentures      Co., Trustee


June         Unsecured       Principal              5.83%        38,000          10,000
1993           senior          Mutual Life
               notes           Insurance Co.,
                               Massachusetts
                               Mutual Life
                               Insurance Co.,
                               Phoenix Home
                               Life Mutual
                               Insurance Co.
                               and TMG Life
                               Insurance Co.

June         Unsecured       Phoenix Home           6.82%         4,000           4,000
1993          senior           Life Mutual
               note            Insurance Co.

June         Unsecured       Core States            6.31%        10,000           3,400
1993           senior         Bank, N.A.
               note

August       Lease-backed    Public                 6.65%        43,416           2,387
1994           notes

August       Subordinated    First Union            7.65%         6,054           4,760
1994          lease-backed     Nat'l Bank of
              note             North Crolina


August       Secured term    First Union         variable         1,000           1,000
1994           note            Nat'l Bank            (2)
                               of North
                               Carolina

October      Lease-backed    Public                 6.40%        89,659          27,704
1995           notes


                                                     Principal Amounts (in 000's)
                                                ----------------------------------------
                                                                              Balance
                                                                                 at
 Issuance                    Purchaser(s) or     Interest                      June 30,
 Date        Security        Their Agent(s)          Rate      Original        1997 (1)
----------   -------------   ----------------   ----------     ---------      ----------


 October     Subordinated    Met Life Capital       7.55%        10,802           4,231
 1995          lease-backed    Corporation
               note


 November    Lease-backed    Public                 5.98%       127,849          95,711
 1996          notes


 November    Subordinated    New York Life          6.64%        13,537          10,579
 1996          lease-backed    Mutual of
               Note            Omaha


 December    Leased-backed   First Union          LIBOR +        75,000    (3)   64,770
 1996          Securitized     Nat'l Bank        .75%
               Revolving       of North
               Credit          Carolina
               Facility
                                                                              ----------

                                                    TOTAL                   $   245,942
                                                                              ==========

(1) The aggregate scheduled maturities of the securities are $159.6 million for fiscal 1998, $51.3 million for fiscal 1999, $22.2 million for fiscal 2000 and $13.0 million thereafter.

(2) In addition to prepaid interest in the amount of $14,025 paid at inception, interest payments include all investment earnings on the account.

(3) Effective June 30, 1997, the credit limit on this securitized revolver was increased from $75 million to $85 million. Effective July 25, 1997 the credit limit on this securitized revolver was increased from $85 million to $125 million.

     The unsecured senior and subordinated private placement indentures contain numerous financial and other covenants, which include: limitations on total leverage and on the ratio of subordinated debt to equity, a minimum net worth requirement, a minimum fixed charge coverage requirement, dividend and other stock and debt repurchase limitations and a minimum unencumbered asset requirement. At June 30, 1997, the Company was in compliance with all covenants contained in the senior and subordinated loan agreements.

     The publicly issued subordinated debentures and the related indenture contain financial and other covenants which include: limitations on dividends and stock redemptions, the incurrence of additional senior and/or subordinated debt, issuance of preferred stock and on transfers of assets by the Company to special-purpose subsidiaries formed for the purpose of financing such assets. As of June 30, 1997, the Company was in compliance with all requirements of this agreement.

     On December 20, 1996, the Company, through a wholly-owned special-purpose financing subsidiary, TL Lease Funding Corp. IV ("TLFC IV"), established a securitized revolving credit and term loan facility with a maximum borrowing limit of $75 million (the "TLFC IV Revolving Credit Facility") with a national banking institution. On June 30, 1997, the credit limit was raised to $85 million and the expiration of the facility was extended from June 30, 1997 to July 31, 1997. On July 25, 1997, the credit limit was raised to $125 million through December 31, 1997. TLFC IV pays interest on the revolving borrowings at a rate equal to LIBOR plus .75 percent. TLFC IV may, at its option, convert the revolving loans to a term loan with a maturity determined by the cash flows of the leases held at the conversion date and at a rate of interest equal to LIBOR plus 1 percent. Upon conversion to a term loan, TLFC IV would be required to execute an interest rate hedge to fix the rate on this borrowing.

     On January 21, 1997, the Company sold leases with a net book value of approximately $28.5 million to TLFC IV for approximately $28 million in cash borrowed under the TLFC IV Revolving Credit Facility. On April 4, 1997, the Company sold leases with a net book value of approximately $23.2 million to TLFC IV for approximately $23 million in cash borrowed under this facility. On May 29, 1997, the Company sold leases with a net book value of approximately $20.9 million to TLFC IV for approximately $21 million in cash borrowed under this facility. The Company continues to service the leases sold to TLFC IV and used the proceeds from the sales of leases to reduce revolving credit borrowings under its unsecured revolving credit facility. As of September 11, 1997, outstanding loans under the TLFC IV revolving credit facility were $82 million and unused borrowing capacity was $43 million.

     The Company believes that the revolving credit facilities, increasing principal payments on leases and continued placement of debt in the public and/or private markets will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities, but there can be no assurances that this will continue to be the case.

     On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. The Board determined that this stock repurchase program is in the best interests of the Company and its shareholders given the significant discount to book value at which the Company's common stock is currently trading. As of June 30, 1997, a total of 782,745 shares have been repurchased at a total cost of $2,394 under this program. Of this total amount, 29,620 and 166,000 shares were repurchased in fiscal 1997 and fiscal 1996, respectively, at a cost of $107 and $559, respectively.

     On May 1, 1997, at a special meeting of the shareholders of the Company, the shareholders approved the Company's 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the granting of stock options with respect to one million shares of the Company's common stock to directors and key employees of the Company.

     The Company has entered into a five-year lease commitment in order to consolidate the location of its headquarters with certain of its operating subsidiaries. The lease commencing on October 1, 1997 is expected to improve the streamlining and coordination of certain of the Company's operations.

     The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors. The Board of Directors approved a dividend, in the amount of $.03 per share during each quarter of fiscal years of 1997 and 1996, and the fourth quarter of fiscal 1995. There were no cash dividends declared in the first three quarters of fiscal 1995. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company's earnings, financial condition and capital requirements and future dividends may be declared, reduced, or eliminated at the discretion of the Board of Directors on the basis of these or other considerations. The Company"s credit facility restricts the payment of dividends on the Company's common stock unless certain financial tests are met. Under the most restrictive limitations, the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock. On August 5, 1997, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share on August 26, 1997, to holders of record as of August 15, 1997.

ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), effective for the Company on January 1, 1997, provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The Company will apply SFAS 125 to securitization transactions occurring on or after January 1, 1997. No such securitizations have occurred since January 1, 1997. The effect of SFAS 125 is not expected to have a material effect on the Company's financial position or results of operations when applied to future securitization transactions.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages entities to adopt a fair value based method of accounting for the compensation cost of employee stock compensation plans. The statement allows an entity to continue the application of the accounting method prescribed by APB No. 25, "Accounting for Stock Issued to Employees", however pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required. The disclosure requirements of this statement were adopted in fiscal 1997. Results of operations and financial position were not affected by the adoption of this statement.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the current standards for computing earning per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption of this standard is not permitted. The statement will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows for the Company. Further, the requirements of this statement are not expected to materially impact the Company's earnings per share calculation.

     Further, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", which clarifies the disclosure requirements related to type and nature of securities contained in an entity's capital structure. The standard will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows of the Company.

Item 8.     Financial Statements and Supplementary Data


                                                                          Page

Consolidated Financial Statements


      Independent Auditors' Report                                          28

      Consolidated Balance Sheets as of June 30, 1997 and 1996              29

      Consolidated Statements of Operations for the years ended
         June 30, 1997, 1996 and 1995                                       30

      Consolidated Statements of Stockholders' Equity for the
         years ended June 30, 1997, 1996, and 1995                          31

      Consolidated Statements of Cash Flows for the years ended
         June 30, 1997, 1996 and 1995                                       32

      Notes to Consolidated Financial Statements                            33

INDEPENDENT AUDITORS' REPORT





To the Stockholders and Board of Directors
Trans Leasing International, Inc.
Northbrook, Illinois



We have audited the accompanying consolidated balance sheets of Trans Leasing International, Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the management of Trans Leasing International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Trans Leasing International, Inc. and subsidiaries at June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Chicago, Illinois
August 27, 1997

                        TRANS LEASING INTERNATIONAL, INC.
                         TRANS LEASING INTERNATIONAL, INC.

                            CONSOLIDATED BALANCE SHEETS
                                     (in 000's)
                                                                       June 30,

                                                                     1997      1996

                              ASSETS
CASH                                                                 4,178  $  4,528

RESTRICTED CASH (Note A)                                             8,681     5,639
DIRECT FINANCE LEASES (Notes B and F):
  Future minimum lease payments                                     307,076   270,458
  Estimated non-guaranteed residual value                           24,571    22,452
                                                                   -------- ---------
Total Direct Finance Lease Receivables                              331,647   292,910
  Less:  Unearned lease income                                      (49,761)  (46,847)
     Allowance for uncollectible accounts                           (10,902)  (9,506)

                                                                    -------   -------

  Net Investment in Direct Finance Leases                           270,984   236,557

LEASE FINANCING RECEIVABLES, less allowance for
  uncollectible accounts of $258 and $238, respectively              7,055     6,568
EQUIPMENT UNDER OPERATING LEASES, net of accumulated depreciation   11,292     7,709
(Note C)
FURNITURE, FIXTURES and EQUIPMENT, net of accumulated                1,789     1,811
depreciation (Note D)
INCOME TAX RECOVERABLE                                               1,541       904
OTHER ASSETS (Note E)                                                5,516     5,711
                                                                   -------- ---------

   TOTAL ASSETS                                                     311,036 $ 269,427
                                                                   ======== =========
               LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                8,261  $  9,183

NOTES PAYABLE TO FINANCIAL INSTITUTIONS (Note F)                    39,037    50,250

LEASE-BACKED OBLIGATIONS (Note F)                                   211,142   159,567

SUBORDINATED OBLIGATIONS (Note F)                                   17,400    20,730

DEFERRED INCOME TAXES (Note H)                                       4,911     3,411
                                                                   -------- ---------
   TOTAL LIABILITES                                                 280,751   243,141

COMMITMENTS AND CONTINGENT LIABILITIES (Note G)

STOCKHOLDERS' EQUITY (Note J):
  Preferred stock, par value $1.00;
   authorized 2,500 shares, none issued
  Common stock, par value $.01; authorized 10,000 shares;
   issued 4,823 shares, outstanding 4,041 and 4,045 shares,             48        48
respectively
  Additional paid-in capital                                         9,764     9,879
  Retained earnings                                                 22,867    18,646
  Less 783 and 753 shares, respectively, held in treasury, at cost  (2,394)   (2,287)
                                                                   -        --
                                                                    -------   -------

   TOTAL STOCKHOLDERS' EQUITY                                       30,285    26,286
                                                                   -------- ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       311,036 $ 269,427
                                                                   ======== =========

                   See notes to consolidated financial statements

                        TRANS LEASING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in 000's except per share amounts)

                                                        Year ended June 30,
                                              -------------------------------------
                                                  1997         1996         1995
                                              -----------  -----------   ----------
REVENUES:
   Finance and other lease related income      $  39,354    $  33,915    $  28,861
   Operating lease income                          2,712        1,469          694
   Other                                           1,161        1,234          974
                                              -----------  -----------   ----------

   Total Revenue                                  43,227       36,618       30,529

EXPENSES:
   Interest                                       17,819       15,733       13,338
   General and administrative                     15,682       13,018       10,220
   Provision for uncollectible accounts            5,660        5,166        4,431
                                              -----------  -----------   ----------

   Total Expenses                                 39,161       33,917       27,989

KEYMAN LIFE INSURANCE INCOME (Note O)              2,196            -            -
                                              -----------  -----------   ----------

EARNINGS BEFORE INCOME TAXES                       6,262        2,701        2,540

INCOME TAXES (Note H)                              1,557        1,034          973
                                              -----------  -----------   ----------

NET EARNINGS                                   $   4,705    $   1,667    $   1,567
                                              ===========  ===========   ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING (Note A):

   PRIMARY                                         4,146        4,098        4,291
                                              -----------  -----------   ----------
   FULLY DILUTED                                   4,263        4,098        4,291
                                              -----------  -----------   ----------

EARNINGS PER SHARE (Note J):

   PRIMARY                                     $    1.13    $    0.41    $    0.37

                                              -----------     --------   ----------
   FULLY DILUTED                               $    1.10    $    0.41    $    0.37
                                              -----------  -----------   ----------


                  See notes to consolidated financial statements.

                        TRANS LEASING INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in 000's)

                                                      Additional
                                   Common Stock       Paid-In     Retained   Treasury
                                 Shares    Amount     Capital     Earnings   Stock
                                 -------   -------    --------    -------    -------

BALANCE, June 30, 1994            4,371  $     48   $   9,879   $ 16,030   $ (1,178)

Treasury stock purchased          (160)                                       (550)

Dividends declared and paid                                        (126)

Net earnings                                                       1,567
                                 ------- ---------  ----------  ---------  ---------

BALANCE, June 30, 1995            4,211        48       9,879     17,471     (1,728)

Treasury stock purchased          (166)                                       (559)

Dividends declared and paid                                        (492)

Net earnings                                                       1,667
                                 ------- ---------  ----------  ---------  ---------

BALANCE, June 30, 1996            4,045        48       9,879     18,646     (2,287)

Common stock options                 25                    99
exercised

Warrants repurchased                                    (214)

Treasury stock purchased           (29)                                       (107)

Dividends declared and paid                                        (484)

Net earnings                                                       4,705
                                 ------- ---------  ----------  ---------  ---------

BALANCE, June 30, 1997             4,041  $     48   $   9,764   $ 22,867   $ (2,394)

                                 ======= =========  ==========  =========  =========





                  See notes to consolidated financial statements.


                        TRANS LEASING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000')
                                                           Year ended June 30,
                                                     1997       1996        1995
                                                   ---------- ---------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Earnings                                      $  4,705   $  1,667   $   1,567
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Leasing costs, primarily provision for
     uncollectible accounts and
     amortization of initial direct costs              8,172      7,307       6,521
     Depreciation and amortization                     3,098      1,916         830
     Initial direct costs incurred                    (3,215)    (2,734)     (2,397)
  Changes in:
     Deferred income taxes                             1,500        568       1,016
     Accounts payable and accrued expenses             (922)      2,116       1,779
     Income taxes recoverable                          (637)        560         487
     Other assets                                        137     (1,097)       (457)
     Other                                                 -          -         (22)
                                                   ---------- ---------- ------------

     Net cash provided by operating activities        12,838     10,303       9,324
                                                   ---------- ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Principal collection on leases                      104,028    96,331      75,627
  Equipment purchased for leasing                     (143,096)  (134,146)   (106,826)
  Purchase of lease financing receivables             (3,872)    (4,309)     (1,788)
  Purchase of property and equipment                  (7,508)    (6,583)     (4,581)
  Disposal of property and equipment                     934        481         419
                                                   ---------- ---------- -----------

     Net cash used in investing activities            (49,514)   (48,226)    (37,149)
                                                   ---------- ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of notes payable to financial              167,875    131,992    126,225
institutions
  Repayment of notes payable to financial             (179,088)  (130,917)   (137,707)
institutions
  Issuance of lease-backed obligations                271,931    201,879    126,382
  Repayment of lease-backed obligations               (220,356)  (162,100)   (84,778)
  Payment of subordinated obligations                 (3,330)    (1,110)     (1,160)
  Payment of dividends on common stock                 (484)       (492)       (126)
  Common stock options exercised                          99          -           -
  Repurchase of stock warrants                         (214)          -           -
  Purchase of treasury stock                           (107)       (559)       (550)
                                                   ---------- ---------- -----------

     Net cash provided by financing activities        36,326     38,693      28,286
                                                   ---------- ---------- -----------

NET (DECREASE) INCREASE IN CASH                        (350)        770         461

CASH, beginning of period                              4,528      3,758       3,297
                                                   ---------- ---------- -----------

CASH, end of period                                 $  4,178   $  4,528   $   3,758
                                                   ========== ========== ===========

                        See notes to consolidated financial statements.

                       TRANS LEASING INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in 000's except share amounts)


A.    Summary of Significant Accounting Policies:

      Business:

          Trans Leasing International, Inc., (the "Company") leases a variety of medical and general office equipment and automobiles to the medical and commercial equipment markets.

      Principles of Consolidation:

          The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Trans Leasing Insurance Services, Inc., LeaseCard Auto Group, Inc., Nuvotron, Inc., TL Lease Funding Corp. III and TL Lease Funding Corp. IV. Intercompany accounts and transactions have been eliminated.

      Lease Accounting:

          Completed lease contracts, which qualify as direct finance leases as defined by Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases", are accounted for by recording on the balance sheet the total future minimum lease payments receivable plus the estimated nonguaranteed residual value of leased equipment less unearned lease income. Unearned lease income represents the excess of the total future minimum lease payments plus the estimated nonguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease by the effective interest method. Initial direct costs incurred in consummating a lease are capitalized as part of the investment in direct finance leases and amortized over the lease term as a reduction in the yield. An allowance for uncollectible accounts is provided over the terms of the underlying leases as the leases are determined to be uncollectible. Accounts are normally written off if no payment has been received within 150 to 180 days of their due dates. Accounts can be written off earlier if it is evident that no further payment will be received.

          Operating lease income is recognized as revenue when the rental payments become due. Equipment under operating leases is recorded at cost and depreciated to estimated residual values on a straight-line basis over the estimated useful life of the equipment, generally three to five years. The Company has in aggregate, generally received the full amount of recorded residual values on expired leases.

          The primary long-term funding method currently employed by the Company is to securitize portions of its lease portfolio. This method of funding is believed to provide the lowest cost long-term financing available. These transactions are not reflected as sales of lease receivables in the financial statements as the Company has an ongoing economic interest in the assets securitized. As such, the lease receivables securitized remain on the consolidated balance sheet and the income associated with such leases is recognized over the respective lease terms.

                              TRANS LEASING INTERNATIONAL, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)


          Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), effective for the Company on January 1, 1997, provides new methods of accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The Company will apply SFAS 125 to securitization transactions occurring on or after January 1, 1997. No such securitizations have occurred since January 1, 1997. The effect of SFAS 125 is not expected to have a material effect on the Company's financial position or results of operations when applied to future securitization transactions.

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

      Furniture, Fixtures and Equipment:

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

      Interest Rate Hedges:

          Interest rate swaps and collars are utilized to hedge interest rate risk on the Company's borrowings. Such financial instruments involve the exchange of interest payments without the exchange of the underlying notional principal amounts. The Company accrues a net payable or receivable for the amount of interest to be paid or received under the swap or collar. Such amounts represent an adjustment to interest expense and are recognized contemporaneously with the item being hedged.

                              TRANS LEASING INTERNATIONAL, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)



      Earnings Per Common Share:

          Earnings per common share are computed on the basis of the weighted average number of shares outstanding plus common stock equivalents, if dilutive, applicable to warrants and options.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which simplifies the current standards for computing earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption of this standard is not permitted. The statement will be adopted in fiscal 1998 and will not impact the results of operations, financial position or cash flows for the Company. Further, the requirements of this statement are not expected to materially impact the Company's earnings per share calculation.

     Stock-Based Compensation Plans:

          During 1997, the Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations continue to be used to account for stock options and warrants issued under the Company's plans.

      Reclassifications:

          Certain reclassifications have been made to prior years to conform with the presentation used in 1996.

                           TRANS LEASING INTERNATIONAL, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)

B.     Net Investment in Direct Finance Leases:

          The Company leases equipment with lease terms generally ranging from one to five years. Minimum payments to be received on lease contracts for each of the succeeding five fiscal years ending June 30 are:

                 1998                                   $127,389
                 1999                                     89,535
                 2000                                     54,237
                 2001                                     27,612
                 2002                                      8,191
                 Thereafter                                  112


          Initial direct costs are capitalized as part of the investment in direct finance leases and are amortized over the lease term as a reduction in yield. Initial direct costs capitalized are as follows:


                                          1997        1996        1995
                                        ---------   ----------  ---------

      Initial direct costs:              $  3,215     $ 2,734    $  2,397


     An analysis of the changes in the allowance for uncollectible accounts is as follows:

                                                Year ended June 30,
                                         1997         1996         1995
                                       ----------   ----------  -----------

      Balance, beginning of year        $  9,506     $  6,482    $   4,047

      Additions                            7,154        6,667        5,328

      Uncollected lease receivables
         written    off,    net   of      (5,758)      (3,643)      (2,893)
     recoveries
                                       ----------   ----------  -----------

      Balance, end of year              $ 10,902     $  9,506    $   6,482
                                       ==========   ==========  ===========


                        TRANS LEASING INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


C.     Equipment Under Operating Leases:

          The original cost of equipment under operating leases and the accumulated depreciation are as follows:

                                                         Year ended June 30,
                                                          1997          1996
                                                       -----------   -----------

       Equipment under operating leases                 $  14,413     $    9,197
          Less accumulated depreciation                    (3,121)       (1,488)


                                                        $  11,292     $    7,709
                                                       ===========   ===========


D.     Furniture, Fixtures and Equipment:

            The major classes of property and equipment are as follows:

                                                         Year ended June 30,
                                                         1997         1996
                                                       ----------   ----------

       Data processing equipment                        $  1,780     $  1,474
       Furniture and fixtures                                779          737
       Personal    computer    and    communication        1,008          772
       equipment
       Vehicles                                              156           60
       Leasehold improvements                                114           84
                                                       ----------   ----------
                                                           3,837        3,127
          Less accumulated depreciation                   (2,048)      (1,316)
                                                       ----------   ----------

                                                        $  1,789     $  1,811
                                                       ==========   ==========


                        TRANS LEASING INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


E.     Other Assets:

            Other assets consist of:

                                                         Year ended June 30,
                                                         1997        1996
                                                       ---------   ----------

       Cash  surrender   value  of  life  insurance
       policies,
         net of policy loans of $63                     $   510     $  1,915
       Deferred debt issuance costs                       2,239        1,777
       Due from lessees                                   1,177          836
       Supplies                                             127          151
       Deposits                                             549          484
       Other                                                914          548
                                                       ---------   ----------

                                                        $ 5,516     $  5,711
                                                       =========   ==========


F.     Debt:


                                                         Year ended June 30,
                                                         1997          1996
                                                       ----------   -----------
       Notes Payable to Financial Institutions:
          Unsecured,  floating  rate (6.33% at June
           30, 1997),
           Twelve-month revolving                       $ 21,637     $  20,650
       Other notes payable to financial
         institutions:
          Unsecured, interest rate of 5.83%,
           due in  installments  through  March 31,       10,000        20,000
           1998
          Unsecured, interest rate of 6.31%,
           due in  installments  through  September        3,400         5,600
           30, 1998
          Unsecured, interest rate of 6.82%,
           due in installments through June 1, 1998        4,000         4,000
                                                       ----------   -----------

                                                        $ 39,037     $  50,250
                                                       ----------   -----------


                           TRANS LEASING INTERNATIONAL, INC.




                                                           Year ended June 30,
                                                           1997          1996
                                                        -----------   ----------
       Lease-backed obligations:
          Variable interest rate (6.4375% as of
            June 30, 1997), Due December 31, 1997        $  64,770    $   71,995
          Variable  interest  rate (5.50% as of June
            30, 1997), Due March 25, 1998                    1,000         1,000
          Interest rate of 6.65%,
           Due in installments through June 25, 2000         2,387        15,276
          Interest rate of 7.65%,
           Due in installments through June 25, 2000         4,760         4,759
          Interest rate of 5.98%,
           Due in installments  through November 20,        95,711             -
             2002
          Interest rate of 6.64%,
           Due in installments  through November 20,        10,579             -
             2002
          Interest rate of 6.40%,
           Due  in  installments  through  September        27,704        59,281
             15, 2001
          Interest rate of 7.55%,
           Due  in  installments  through  September         4,231         7,256
             15, 2001
                                                        -----------   ----------

                                                           211,142       159,567

       Subordinated obligations:
          Unsecured, interest rate of 10.5%,
           Due October 15, 2002                             12,950        12,950
          Unsecured, interest rate of 13.4%,
           Due June 30, 1999                                 4,450         7,780
                                                        -----------   ----------

                                                         $  17,400     $  20,730
                                                        ===========   ==========


          The Company may borrow up to $30 million under an unsecured revolving credit facility that pays interest quarterly. The Company, at its option, pays interest equal to the prime rate or the Federal Funds rate plus .70 percent, with the option at the end of every quarter to convert its revolving loans into a fixed-rate loan, in which case the principal amount is payable in 18 equal quarterly installments with interest at 2 percent over a calculated rate based on LIBOR. If the revolving credit agreement is not extended, all revolving loans will be due on January 29, 1998, and on such date the Company may convert the outstanding balance into a two-year term loan bearing interest at the prime rate plus .25 percent or LIBOR plus 1 percent. As of September 11, 1997, the outstanding loans under this facility were $20 million and the unused borrowing capacity was $10 million.

                            TRANS LEASING INTERNATIONAL, INC.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (continued)

          The Company's loan agreements contain certain restrictive covenants. The more significant of these covenants require the Company to maintain a ratio of earnings before taxes and interest expense to interest expense of
     1.15 to 1.0 on a rolling four quarter basis; require the Company to maintain a ratio of debt, (excluding subordinated debt due in more than one year), to equity, (including subordinated debt due in more than one year), not to exceed 4.0 to 1.0; prohibit consolidated tangible net worth, plus aggregate net assets of securitization subsidiaries, plus the aggregate amount paid by the Company on or after December 31, 1992, to redeem its stock from being less than $17 million plus 50 percent of the Company's consolidated cumulative net income from January 1, 1993; provide that the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock; and prohibit the Company's activities in mergers and acquisitions without the consent of the lender.

      At June 30, 1997, the Company was in compliance with all covenants.

          The Company, through its wholly-owned special-purpose financing subsidiary, TL Lease Funding Corp. IV ("TLFC IV"), established a securitized revolving credit and term loan facility with various historical maximum borrowing limits of up to $85 million (the "TLFC IV Revolving Credit Facility") with a national banking institution. TLFC IV pays interest on the revolving borrowings at a rate equal to LIBOR plus .75 percent. On April 18, 1997, TLFC IV entered into an interest rate swap agreement which fixed the interest rate of a portion of the securitized revolving credit facility. TLI receives floating rate LIBOR in exchange for paying a fixed rate of 6.65% on an amortizing notional outstanding balance. The notional amount outstanding as of June 30, 1997 was $46.5 million.

          On January 21, 1997, the Company sold leases with a net book value of approximately $28.5 million to TLFC IV for approximately $28 million in cash borrowed under the TLFC IV Revolving Credit Facility. On April 4, 1997, the Company sold leases with a net book value of approximately $23.2 million to TLFC IV for approximately $23 million in cash borrowed under this facility. On May 29, 1997, the Company sold leases with a net book value of approximately $20.9 million to TLFC IV for

                        TRANS LEASING INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     approximately $21 million in cash borrowed under this facility. The Company continues to service the leases sold to TLFC IV and used the proceeds from the sales of leases to reduce revolving credit borrowings under its unsecured revolving credit facility. As of June 30, 1997, outstanding loans under the TLFC IV revolving credit facility were $65 million and unused borrowing capacity was $20 million.

          Maturities of debt (notes payable to financial institutions, subordinated obligations, lease-backed obligations and leases discounted with financial institutions) during each of the succeeding five years ending June 30 and thereafter are as follows:

                 1998                                       $182
                 1999                                         51
                 2000                                         22
                 2001                                          -
                 2002                                          -
                 Thereafter                                   13

G.     Commitments:

          The Company leases its office facilities and certain office equipment. Future minimum rental commitments under such leases as of June 30, 1997, and thereafter are as follows:




                 1998                                    $   944
                 1999                                        742
                 2000                                        695
                 2001                                        683
                 Thereafter                                  632

          The Company has entered into a five-year lease commitment in order to consolidate the location of its headquarters with certain operating subsidiaries. The lease commencing on October 1, 1997 and expiring in 2002 is expected to improve the streamlining and coordination of certain of the Companyss operations.

          The Company leases its two executive offices in Northbrook, Illinois under leases which run through August 31, 1998, and May 31, 2002. Upon commencement of the new lease mentioned above, the existing leases will be sublet.

          Total rent expense for the years ended June 30, 1997, 1996 and 1995 was $593, $543, and $353, respectively.

          As of June 30, 1997, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $5.2 million.

                        TRANS LEASING INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


H.     Income taxes:

          Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1997 and 1996 are as follows:

                                                          Year ended June 30,
                                                          1997          1996
                                                       -----------   -----------
       Deferred Tax Liabilities:
          Difference between book and tax
           Investment in equipment leased               $  15,361     $   14,312

       Deferred Tax Assets:
          Operating loss carry-forwards                     2,523          2,955

          Tax credit carry-forwards:
           Investment tax credits                           2,361          2,464
           Alternative minimum tax credits                  5,566          5,482
                                                          --------      --------
                                                           10,450         10,901
                                                       -----------   -----------

       Net deferred tax liability                       $   4,911     $    3,411
                                                       ===========   ===========

          No valuation allowances as of June 30, 1997, and 1996 are considered necessary.

          At June 30, 1997, the Company has $6,587 of net operating loss carryforwards available for federal income tax purposes. The net operating loss carryforwards expire as follows:

                                     Loss       Year

                                    $ 1,220     2005
                                      1,170     2006
                                      1,136     2009
                                      3,061     2012


                         TRANS LEASING INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


          At June 30, 1997, the Company's investment tax credit carryforwards expire as follows:


                                  ITC        Year

                                $ 631        1998
                                  784        1999
                                  699        2000
                                  247        2001


          At June 30, 1997, the Company has $5,566 of alternative minimum tax credit carryover, which is available to offset future regular taxable federal income taxes.

            The provision for income taxes is as follows:

                                                   Year ended June 30,
                                             1997         1996         1995
                                          -----------   ----------   ----------
        Federal:
           Current                         $      57     $      -     $      -
           Deferred                            1,234          685          810
                                          -----------   ----------   ----------
                                               1,291          685          810
        State:
           Current                                 -          254           50
           Deferred                              266           95          113
                                          -----------   ----------   ----------
                                                 266          349          163
                                             --------      -------      -------

                                           $   1,557     $  1,034     $    973
                                          ===========   ==========   ==========

          The differences between the statutory and effective tax rates are as follows:


                                                  Year ended June 30,
                                             1997         1996         1995
                                         ------------  -----------  -----------

       U.S. statutory income tax rate        34.0%        34.0%        34.0%
       State  income  taxes less  federal     4.3          4.3          4.3
       benefit
       Nontaxable life insurance proceeds   (11.9)           -            -
       Other                                 (1.5)           -            -
                                         ============  ===========  ===========
       Effective income tax rate             24.9%        38.3%        38.3%
                                         ============  ===========  ===========


                       TRANS LEASING INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

I.    Profit Sharing Plan:

          The Company has established a profit sharing 401(k) plan for its employees. The Company matches 30 percent of participants' contributions. Contributions charges to earnings for the years ended June 30, 1997, 1996 and 1995 were $81, $70 and $49, respectively.

J.    Stock Option Plans:

          The Company has three stock-based incentive plans, the Employee Stock Option and Performance Unit Plan (the "1986 Plan"), the Executive Management Group Stock Option Plan (the "1992 Plan") and the 1996 Stock Option Plan. Options are granted under these plans at exercise prices equal to the fair value of the Company's common stock on the applicable grant date. Options vest either immediately or ratably over a three year period. Options granted may be exercised when vested and will generally expire five years after the date of grant.

          A summary of the status of the Company stock-based incentive plans is as follows:

                                               Weighted-
                                                average
                                     1997    Exercise price    1996         1995
                                  -----------  -----------  -----------   ------

       Beginning balance             493,195   $     4.06      208,039   176,883

         Granted                     536,000         5.09      391,156    31,156
         Exercised                   (25,000)        3.95            -         -
         Cancelled or expired       (193,039)        4.62     (106,000)        -

       Ending balance                811,156         4.53      493,195   208,039

       Options exercisable at
         end of year                 681,156         4.31      493,195   208,039

       Weighted average fair
         value of options
       granted
         during the year          $     4.42                  $   3.27     $3.96



                        TRANS LEASING INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)


          The weighted-average fair value (at grant date) per option granted during 1997 is $4.42. The fair value of each option grant is estimable on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used or grants in 1997; dividend yield of 1.7%; volatility factor of 44%, risk-free interest rate of 6.14%; and expected life of 4.05 years.

          Information on the range of exercise prices for options outstanding as of June 30, 1997:


                        Options Outstanding                           Options Exercisable

       Range of     Number                      Weighted-average    Number
       exercise   outstanding  Weighted-average   remaining       exercisable Weighted-average
        prices    at 6/30/97    exercise price   contractual life   at 6/30/96  exercise price

       $3.25-$6.25  811,156       $ 4.53            4.09            681,156      $ 4.31

          The Company has adopted the financial disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" with respect to its stock-based incentive plans. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for these plans as allowed for under the provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock-based incentive plans as the exercise price of the option equals market price at the grant date. Had compensation cost for these plans been determined on the fair value at the grant date for options granted, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  Year ended June 30, 1997
                                                -------------------------------
                                                 1997        1996         1995
                                                ------       -----       ------
       Net Income              As reported    $ 4,705      $ 1,667     $ 1,567
                               Pro forma        3,592         824        1,491

       Primary earning per     As reported       1.13        0.41         0.37
         Share                 Pro forma         0.87        0.21         0.35

       Fully diluted           As reported       1.10        0.41         0.37
       earnings
         per share             Pro forma         0.84        0.21         0.35


K.    Supplementary Statement of Earnings Information:

          Advertising expenses for the years ended June 30, 1997, 1996 and 1995 were $771, $802, and $535, respectively.

                         TRANS LEASING INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

L.     Estimated Fair Value of Financial Instruments:

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107,
    "Disclosures about Fair Values of Financial Instrument". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. SFAS No. 107 also excludes certain items from its disclosure requirements such as the Company's investments in leased assets.

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

          Long-Term debt: Fair value of the Company's long-term debt is determined utilizing current market rates based upon the market rate of debt with similar terms and conditions. The fair value of the Company's long-term debt is approximately $267,685 as of June 30, 1997; the carrying value is $267,579. As of June 30, 1996, the fair value and carrying value of the Company's long-term debt were $231,539 and $230,547, respectively.

          Interest Rate Swaps: The fair value of the Company's interest rate hedge instruments is estimated at the amount the Company would pay or receive to terminate the instrument. At June 30, 1997, the fair value of such agreements was a net liability of $348. No interest rate swap agreements were outstanding at June 30, 1996.

          Other Financial Investments: The carrying value in the balance sheet as of June 30, 1997, for cash, receivables (other than lease receivables), accrued liabilities and revolving line of credit and variable rate notes payable approximate fair value because of the short maturity of the investments or bear interest rates that approximate current market rates.

M.     Supplementary Statement of Cash Flow Information:

            Cash paid (received) during the year for:

                                                Year ended June 30,
                                         1997          1996          1995
                  Interest             $17,167       $14,754       $12,416
                  Income taxes             699           (49)         (529)


                         TRANS LEASING INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (continued)

N.     Dividends Declared:

          The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors. The Board of Directors approved a dividend, in the amount of $.03 per share during each quarter of fiscal year 1997. The declaration of dividends in the future will be reviewed by the Board of Directors in light of the Company' earnings, financial condition and capital requirements and future dividends may be declared, reduced, or eliminated at the discretion of the Board of Directors on the basis of these or other considerations. The Company' credit facility restricts the payment of dividends on the Company' common stock unless certain financial tests are met. Under the most restrictive limitations, the Company shall not purchase its common stock, pay cash dividends or redeem subordinated debt prior to maturity which, in aggregate, exceed the sum of $2 million plus 50 percent of consolidated net income computed on a cumulative basis plus net proceeds to the Company from the issue or sale after December 31, 1992 of shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock. On August 5, 1997, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share on August 26, 1997 to holders of record as of August 15, 1997.

O.    Insurance Proceeds:

          On  October  7,  1996,  Richard  Grossman,   the  Company'  principal
     shareholder, passed away. Prior to that date, Mr. Grossman held the positions of Chairman of the Board, Chief Executive Officer and President.

          The Company was beneficiary on two keyman life insurance policies, which insured the life of Richard Grossman. The proceeds from these policies amounted to approximately $2,500, resulting in recognition of life insurance income of $2,196, in the second quarter of 1997.

P.    Subsequent Event:

          On August 27, 1997 the Company entered into an agreement to sell substantially all the assets of the Company to General Electric Capital Corporation (GECC). The gross sale proceeds approximate $46 million and involves assumption by GECC of certain debt outstanding upon closing of the sale. Subject to the required regulatory filings, the Company anticipates the sale transaction will close in the second quarter of fiscal 1998. Net proceeds from the sale, after consideration of certain post-closing expenses, will approximate $10.00 per share and be distributed to shareholders via a liquidating dividend in early calendar 1998.

Item 9.   Disagreements on Accounting and Financial Disclosure


Item 9. No change of the Company's independent accountants has occurred in fiscal 1996 or fiscal 1997.

                                      PART III

Item 10.    Executive Officers of the Registrant

          The following table sets forth certain information regarding the Company's executive officers.

      Name                    Age                         Position

      Larry S. Grossman       48                       Chairman of the Board and
                                                         Chief Executive Officer

      Michael J. Heyman       44                          President and
                                                         Chief Operating Officer

      Joseph Rabito           39                       Executive Vice President,
                                                          Operations

      Stephen J. Hupp         33                         Vice President, Finance


          Larry S. Grossman is Chairman of the Board of Directors and Chief Executive Officer of the Company since October, 1996; Chairman and Chief Executive Officer of FluoroScan Imaging Systems, Inc. (the manufacturer of the FluoroScan Imaging System, a fluoroscopic Device) from 1982 to 1986 and from 1989 to 1996; Chief Operating Officer and Director of Pain Prevention Labs, Inc. (a manufacturer of an electronic dental anesthesia device) from 1986 to 1989; and President, Chief Executive Officer and Director of the
     Company from 1981 to 1982 and Vice President and Director of the Company from 1972 to 1981.

          Michael J. Heyman is President and Chief Operating Officer of the Company since October, 1996; President and Chairman of MOKSHA Worldwide, Inc. (an international marketing and merchandising concern in the apparel industry) since 1994; and Senior Vice President of Heyman Corporation (an international marketing and merchandising concern in the apparel industry) from 1982 to 1994.

          Joseph Rabito has been Executive Vice President of Operations since 1996. Prior to that he was Vice President of Operations from 1985 to 1996. Since joining the Company in 1981, Mr. Rabito has held various positions in the Company's credit department.

          Stephen J. Hupp is Vice President of Finance since March, 1997. Prior to joining the Company, Mr. Hupp served as Controller for GE Capital's Auto Leasing business from 1996 to 1997 and, prior to that, was a Senior Manager with Deloitte & Touche LLP from 1986 to 1996.

          Other information required herein is hereby incorporated by reference from the definitive Proxy Statement for the 1997 Annual Meeting of the Company.

Item 11.    Executive Compensation

          The information required herein is hereby incorporated by reference from the definitive Proxy Statement for the 1997 Annual Meeting of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

          The information required herein in hereby incorporated by reference from the definitive Proxy Statement for the 1997 Annual Meeting of the Company.

Item 13.    Certain Relationships and Related Transactions

          The information required herein is hereby incorporated by reference from the definitive Proxy Statement for the 1997 Annual Meeting of the Company.


                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report. The page number, if any, listed opposite a document indicates the page number in the sequential numbering system in the manually signed original of this Report where such document can be found.

     (1) The consolidated financial statements filed as part of the Report are listed in Item 8.

     (2)  Financial Statement Schedules

          Schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

          3.1(a)  Restated   Certificate  of   Incorporation,   incorporated  by
     reference to Exhibit 3.1(a) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50228).

          3.1(b)   Certificate   of   Amendment  to  Restated   Certificate   of
     Incorporation,  dated  December  12,  1986,  incorporated  by  reference to
     Exhibit 3.1(b) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50228).

          3.1(c)   Certificate   of   Amendment  to  Restated   Certificate   of
     Incorporation, dated as of November 17, 1992.

          3.2(a)  By-laws,  incorporated  by reference to Exhibit  3.2(a) to the
     Registrant's   Registration   Statement  on  Form  S-1   (Registration  No.
     33-50228).

          3.2(b) Amendment to the By-laws, dated April 27, 1988, incorporated by reference to Exhibit 3.2(b) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50228).

          4.1 Instruments defining the rights of holders of long-term debt of the Registrant are included in item 10 below.

          10.1  1986  Employees   Stock  Option  and   Performance   Unit  Plan,
     incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-3322).

          10.2 1992 Executive Management Group Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50228).

          10.3(a) Trans Leasing International, Inc. Savings Plan (As Amended and Restated Effective as of July 1, 1994), incorporated by reference to
     Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-12291).

          10.3(b) First Amendment to Trans Leasing International, Inc. Savings Plan (As Amended and Restated Effective as of July 1, 1994), as amended effective as of October 1, 1995, incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-12291).

          10.4 Form of directors' warrants.

          10.5 Trans Leasing International, Inc., 1996 Stock Option Plan, incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

          10.6 Employment Agreement, dated October 24, 1996, between the Registrant and Michael J. Heyman.

          10.7 Severance Agreement, dated October 31, 1996, between the Registrant and Larry S. Grossman, incorporated by reference to Exhibit
     10.46 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

          10.8 Severance Agreement, dated October 31, 1996, between the Registrant and Joseph Rabito, incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

          10.9 Employment Agreement, dated April 8, 1997, between the Registrant and Kevin J. Dunworth.

          10.10 Promissory Note, dated May 29, 1997, of Kevin J. Dunworth to the Registrant.

          10.11 Indenture dated as of October 1, 1992, between Registrant and American National Bank and Trust Company of Chicago, as Trustee, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993.

          10.12 Amended and Restated Contribution and Sale Agreement, dated August 2, 1994, between the Registrant and TL Lease Funding Corp. III, incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

          10.13 Receivables Acquisition Agreement, dated August 2, 1994, between TL Lease Funding Corp. III and Prudential Securities Secured Financing Corporation, incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

          10.14 Pooling and Servicing Agreement, dated August 2, 1994, among the Registrant, Prudential Securities Secured Financing Corporation and PSSFC Equipment Lease Trust 1994-1, incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

          10.15 Indenture, dated August 2, 1994, between PSSFC Equipment Lease Trust 1994-1 and Manufacturers and Traders Trust Company, incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

          10.16 Trust Agreement, dated August 2, 1994, between Prudential Securities Secured Financing Corporation and Bankers Trust (Delaware), incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

          10.17 Administration Agreement, dated August 2, 1994, between PSSFC Equipment Lease Trust 1994-1 and the Registrant, incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

          10.18 Loan and Security Agreement, dated August 2, 1994, between Prudential Securities Secured Financing Corporation and First Union National Bank of North Carolina, incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

          10.19(a) Amended and Restated Note Agreement, dated as of November 30, 1994, between the Registrant and certain lenders named therein, incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

          10.19(b) Amendment, to Amended and Restated Note Agreement, dated as of December 30, 1996, incorporated by reference to Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

          10.20(a) Amended and Restated Note Agreement, dated as of November 30, 1994, between the Registrant and Massachusetts Mutual Life Insurance Company, incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.


          10.20(b) Amendment, to Amended and Restated Note Agreement, dated as of December 30, 1996, incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

          10.21 Amended and Restated Contribution and Sale Agreement, dated as of October 6, 1995, among the Registrant and TL Lease Funding Corp. IV, incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

          10.22 Pooling and Servicing Agreement, dated as of October 6, 1995, among the Registrant, TL Lease Funding Corp. IV and TLFC IV Equipment Lease Trust 1995-1, incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

          10.23 Indenture, dated as of October 6, 1995, between TLFC IV Equipment Lease Trust 1995-1 and Manufacturers and Traders Trust Company, incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

          10.24 Trust Agreement, dated as of October 6, 1995, between TL Lease Funding Corp. IV and Bankers Trust (Delaware), incorporated by reference to
     Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

          10.25 Administration Agreement, dated as of October 6, 1995, between the Registrant and TLFC IV Equipment Lease Trust 1995-1, incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

          10.26(a) Credit Agreement, dated as of January 31, 1996, among the Registrant, the Banks (as defined therein) and The First National Bank of Chicago, as agent, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report Form 10-Q Report for the quarter ended December 31, 1995.

          10.26(b) Amendment, dated as of June 28, 1996, to Credit Agreement dated as of January 31, 1996, among the Registrant, the Banks (as defined therein) and The First National Bank of Chicago, as agent, incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.

          10.26(c) Amendment, dated as of December 30, 1996, to Credit Agreement, dated as of January 31, 1996, among the Registrant, the Banks (as defined therein) and The First National Bank of Chicago, as agent, incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

          10.26(d) Consent to Extension, dated as of January 30, 1997, to Credit Agreement, dated as of January 31, 1996, among the Registrant, the Banks (as defined therein) and The First National Bank of Chicago, as agent, incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

          10.27 Amended and Restated Contribution and Sale Agreement, dated as of November 26, 1996, between the Registrant and TL Lease Funding Corp. IV, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

          10.28 Pooling and Servicing Agreement, dated as of November 26, 1996, among the Registrant, TL Lease Funding Corp. IV and TLFC IV Equipment Lease Trust 1996-1, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

          10.29 Indenture, dated as of November 26, 1996, between TLFC IV Equipment Lease Trust 1996-1 and Manufacturers and Traders Trust Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

          10.30 Trust Agreement, dated as of November 26, 1996, between TL Lease Funding Corp. IV and Bankers Trust (Delaware), incorporated by reference to
     Exhibit 4.3 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

          10.31 Administration Agreement, dated as of November 26, 1996, between TLFC IV Equipment Lease Trust 1996-1 and the Registrant, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of TL Lease Funding Corp. IV, dated November 26, 1996.

          10.32(a) Revolving Credit and Term Loan and Security Agreement, dated as of December 20, 1996, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina, incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

          10.32(b) Amendment No. 1 to Revolving Credit and term Loan and Security Agreement, dated as of June 30, 1997, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina.

          10.32(c) Amendment No. 2 to Revolving Credit and Term Loan and Security Agreement, dated as of July 25, 1997, between TL Lease Funding Corp. IV and First Union National Bank of North Carolina.

          10.33(a) Limited Recourse Agreement, dated as of January 21, 1997, between the Registrant and First Union National Bank of North Carolina, incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

          10.33(b) Amendment No. 1 to Limited Recourse Agreement, dated as of June 30, 1997, between the Registrant and First Union National Bank of North Carolina.

          10.33(c) Amendment No. 2 to Limited Recourse Agreement, dated as of July 25, 1997, between the Registrant and First Union National Bank of North Carolina.

          10.34 Contribution and Sale, dated as of January 21, 1997, between the Registrant and TL Lease Funding Corp. IV, incorporated by reference to
     Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

          10.35 Servicing Agreement, dated as of January 21, 1997, among the Registrant, TL Lease Funding Corp. IV and First Union National Bank of North Carolina, incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.


            11.1    Earnings Per Share Computation.

            21.1    Subsidiaries of the Registrant.

            27.1    Financial Data Schedule.

(b)    Reports on Form 8-K

          No report on Form 8-K has been filed by the Registrant during the last quarter covered by the report. One of the Company's wholly-owned special purpose financing subsidiaries, TL Lease Funding Corp IV, files routine monthly servicing reports on Form 8-K.

                                    SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of this 26th day of September, 1997.


                                        TRANS LEASING INTERNATIONAL, INC.



                                        By:  /s/LARRY S. GROSSMAN
                                             Larry S. Grossman
                                             Chairman of the Board and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of this 26th day of September, 1997.




/s/LARRY S. GROSSMAN                       Chief Executive Officer,
Larry S. Grossman                          Chairman of the Board of Directors

/s/MICHAEL J. HEYMAN                       President and Chief Operating Officer
Michael J. Heyman

/s/JOSEPH RABITO                           Executive Vice President, Operations
Joseph Rabito

/s/STEPHEN J. HUPP                         Vice President, Finance
Stephen J. Hupp                            (Principal  Accounting and Financial
                                           Officer)


/s/CLIFFORD V. BROKAW, III                 Director
Clifford V. Brokaw, III


/s/LARRY BIER                              Director
Larry Bier

/s/MARK C. MATTHEWS                        Director
Mark C. Matthews


/s/JOHN W. STODDER                         Director
John W. Stodder