Form 10-Q
period 1997-09-30
TRANS LEASING INTERNATIONAL INC
filed 1997-11-14
CIK 789577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934

      For the quarter period ended September 30, 1997
                                      OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________to_____________________.

      Commission file number 0-15167

                        Trans Leasing International, Inc.
            (Exact name of registrant as specified in its character)

           Delaware                                 36-2747735
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

3000 Dundee Road, Northbrook, Illinois                 60062
(Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code (847) 272-1000

      Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes         X        No

      The number of shares of Common Stock, Par Value $.01 Per Share, of the Registrant outstanding as of November 11, 1997, was 4,040,755.

------------------------------------------------------------------------------

                        TRANS LEASING INTERNATIONAL, INC.

                                      INDEX

                                                                     Page
                                                                     Number
Part I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets                     3
                  September 30, 1997
                  and June 30, 1997
                  (unaudited)

            Condensed Consolidated Statements of Operations           4
                  Three-month periods ended
                  September 30, 1997 and 1996
                  (unaudited)

            Condensed Consolidated Statements of Cash Flows           5
                  Three-month periods ended
                  September 30, 1997 and 1996
                  (unaudited)

            Notes to Condensed Consolidated Financial Statements      6
                  (unaudited)

Item 2.     Management's Discussion and Analysis of Financial         7
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                         13

                        TRANS LEASING INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                   (in 000's)

                                             September 30        June 30
                   ASSETS                       1997             1997
                   ------                    ------------     ------------

CASH                                         $     2,428      $     4,178
RESTRICTED CASH                                    8,746            8,681
DIRECT FINANCE LEASES:
  Future minimum lease payments                  310,901          307,076
  Estimated non-guaranteed residual value         24,990           24,571
                                             ------------     ------------
Total Direct Finance Lease Receivables           335,891          331,647
  Less: Unearned lease income                    (49,901)         (49,761)
        Allowance for uncollectible accounts     (10,586)         (10,902)
                                             ------------     ------------
  Net investment in direct finance leases        275,404          270,984
LEASE FINANCING RECEIVABLES, less allowance
for
  uncollectible accounts of $245 and $258,         7,010            7,055
respectively
EQUIPMENT UNDER OPERATING LEASES, net of
   accumulated depreciation                       12,273           11,292
FURNITURE, FIXTURES AND EQUIPMENT, net of
  accumulated depreciation                         1,810            1,789
INCOME TAXES RECOVERABLE                           3,318            1,541
OTHER ASSETS                                       4,895            5,516
                                             ============     ============
  TOTAL ASSETS                               $   315,884      $   311,036
                                             ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES        $     8,378      $     8,261
NOTES PAYABLE TO FINANCIAL INSTITUTIONS           31,400           39,037
LEASE-BACKED OBLIGATIONS                         223,230          211,142
SUBORDINATED OBLIGATIONS                          17,400           17,400
DEFERRED INCOME TAXES                              4,911            4,911
                                             ------------     ------------
  TOTAL LIABILITIES                              285,319          280,751

STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00;
  authorized 2,500 shares, none issued
Common stock, par value $.01; authorized
10,000 shares;
  issued 4,823 shares, outstanding 4,041              48               48
shares
Additional paid-in capital                         9,764            9,764
Retained earnings                                 23,147           22,867
Less 783 shares held in treasury, at cost         (2,394)          (2,394)
                                             ------------     ------------
  TOTAL STOCKHOLDERS' EQUITY                      30,565           30,285
                                             ============     ============
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   315,884      $   311,036
                                             ============     ============

          See notes to condensed consolidated financial statements.

                        TRANS LEASING INTERNATIONAL, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                     (in 000's except for per share amounts)

                                                   Three months
                                                       ended
                                                   September 30,
                                         --------------------------------
                                            1997                1996
                                         ------------        ------------
REVENUES:
   Finance  and  other   lease   related $    10,252         $     9,513
income
   Operating lease income                        848                 564
   Other                                         348                 246
                                         ------------        ------------

   Total Revenues                             11,448              10,323

EXPENSES:
   Interest                                    4,716               4,163
   General and administrative                  4,518               3,616
   Provision for uncollectible accounts        1,565               1,369
                                         ------------        ------------

   Total Expenses                             10,799               9,148
                                         ------------        ------------

EARNINGS BEFORE INCOME TAXES                     649               1,175

INCOME TAXES                                     248                 458
                                         ------------        ------------

NET EARNINGS                             $       401         $       717
                                         ============        ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
   Primary                                     4,290               4,043
   Fully Diluted                               4,356               4,189

EARNINGS PER COMMON SHARE:
   Primary                                       .09                 .18
   Fully Diluted                                 .09                 .17


          See notes to condensed consolidated financial statements.

                        TRANS LEASING INTERNATIONAL, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                   (in 000's)

                                         Three Months Ended September 30,

                                                1997          1996
                                             -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                               $     401     $      717
   Adjustments to reconcile net earnings to
net cash
     provided by operating activities:
      Leasing costs, primarily provision
for uncollectible
      accounts and amortization of initial        2,258          1,822
direct costs
      Depreciation and amortization                 591            673
      Initial direct costs incurred                (754)         (856)
   Changes in:
      Accounts payable and accrued expenses         117           (80)
      Income taxes recoverable                   (1,777)           234
      Other assets                                  621          (130)
      Other                                           0             89
                                             -----------   ------------

        Net cash provided by operating            1,457          2,469
activities
                                             -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collections on leases               29,797         25,554
   Equipment purchased for leasing              (34,773)       (39,633)
   Purchase of lease financing receivables         (982)         (855)
   Purchase of property and equipment            (1,798)       (1,457)
   Disposal of property and equipment               219             49
                                             -----------   ------------

        Net cash used in investing               (7,537)       (16,342)
activities
                                             -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes payable to financial        41,828         24,650
institutions
   Repayment of notes payable to financial      (49,465)       (21,400)
institutions
   Issuance of lease-backed obligations          45,323         30,615
   Repayment of lease-backed obligations        (33,235)       (16,047)
   Repayment of subordinated obligations              0        (1,110)
   Payment of dividends on common stock            (121)         (122)
   Purchase of treasury stock                         0           (65)
                                             -----------   ------------

        Net cash provided by financing            4,330         16,521
activities
                                             -----------   ------------

NET (DECREASE) INCREASE IN CASH                  (1,750)         2,648

CASH, beginning of period                         4,178          4,528
                                             -----------   ------------

CASH, end of period                          $    2,428    $     7,176
                                             ===========   ============

          See notes to condensed consolidated financial statements.

                        TRANS LEASING INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Financial Statements:

      The condensed consolidated balance sheet of Trans Leasing International, Inc. and subsidiaries (the "Company") as of September 30, 1997, and the condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1997 and 1996, have been prepared by the Company without audit. The condensed consolidated balance sheet as of June 30, 1997, has been derived from the audited financial statements of that date. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, and the results of operations and cash flows for the periods presented have been made. The results of operations for the period ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

      The Company has sold certain of its leases and related assets to two special purpose, bankruptcy remote subsidiaries, TL Lease Funding Corp. III ("TLFC III") and TL Lease Funding Corp. IV ("TLFC IV"), which have in turn transferred leases to various trusts established by such subsidiaries. Each of TLFC III and TLFC IV is an entity distinct from Trans Leasing International, Inc., with its own assets and liabilities, and in the event of a bankruptcy, the creditors of each subsidiary would be entitled to satisfy their claims from the assets of the respective subsidiary prior to any distribution to Trans Leasing International, Inc.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10-K to stockholders.

      Certain reclassifications have been made to prior years to conform with the presentation used in fiscal 1998.

Note B - Accounting Standards:

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's operations comprise, almost exclusively, lease financing. The Company's net earnings are significantly influenced by the level of invested assets, the related financing spread (i.e., the excess of interest rates earned over interest rates incurred on borrowings), and the quality of those assets. General and administrative expenses and a provision for uncollectible accounts further reduce the Company's net earnings.

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

Results of Operations ($ in 000's)

      Finance lease income increased $739 (7.8%) in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase was primarily due to a 9.8% increase in the net investment in direct finance leases from September 30, 1996 to September 30, 1997.

      Operating lease income increased $284 (50.4%) in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase was primarily due to a 45.1% increase in the net cost of equipment under operating leases from September 30, 1996 to September 30, 1997.

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

      Interest expense increased $553 (13.3%) in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 due to an increase in the amounts borrowed to finance the growth in the lease portfolio. Interest expense as a percent of lease income increased to 42.5% in the first quarter of fiscal 1998 from 41.3% in the first quarter of fiscal 1997. Interest expense is reported net of the impact of interest rate swaps used to fix the rate on floating rate financing, the effect of which was to increase interest expense by $10 in the first quarter of fiscal 1998 as compared to a decrease of interest expense of $23 in the first quarter of fiscal 1997.

      General and administrative expense increased $902 (24.9%) in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. General and administrative expense as a percent of lease income increased to 40.7% in the first quarter of fiscal 1998 as compared to 35.9% in the first quarter of fiscal 1997. The increase in general and administrative expense is attributable to the increase in the number of employees to accommodate the Company's continued growth and professional fees incurred in connection with the GECC sales transaction agreement.

      The provision for uncollectible accounts increased $196 (14.3%) in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The provisions for uncollectible accounts as a percent of lease income increased to 14.1% in the first quarter of fiscal 1998 as compared to 13.6% in the first quarter of fiscal 1997.

      Earnings before income taxes decreased $526 (44.8%) for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The primary and fully diluted earnings per share amounts were $.09 in the first quarter of fiscal 1998 compared to $.17 in the first quarter of 1997. The decrease in earnings is primarily due to the increases in interest expense and general and administrative as a percent of lease income, as previously discussed.

Liquidity and Capital Resources

      The Company historically has financed its operations, including the growth of its lease portfolio, principally through borrowings under its revolving credit agreements, issuance of debt and lease-backed obligations in both the institutional private placement and public markets, principal collections on leases and cash provided from operations.

      Net cash used in investing activities, which was $7.5 million in the first quarter of fiscal 1998 and $16.3 million in the first quarter of fiscal 1997, generally represents the excess of equipment purchased for leasing over principal collections on leases. Net cash provided by financing activities (the excess of borrowings under the revolving credit agreement and issuing of debt and lease-backed obligations over repayments of these debt instruments) was $4.3 million in the first quarter of fiscal 1998 and $16.5 million in the first quarter of fiscal 1997. The remaining funds used in investing activities were provided by operating cash flows and cash on hand at the beginning of the period. As of September 30, 1997, the Company had outstanding commitments to purchase equipment, which it intended to lease, with an aggregate purchase price of $2.2 million.

      The Company borrows under its unsecured revolving credit agreement (the "TLI Revolving Credit Facility") to fund its operations. The maximum borrowing under the TLI Revolving Credit Facility is $30 million. At November 7, 1997, the outstanding loans under this facility were $18 million and unused borrowing capacity was $12 million.

      On December 20, 1996, the Company, through a wholly-owned special-purpose financing subsidiary, TL Lease Funding Corp. IV ("TLFC IV"), established a securitized revolving credit and term loan facility with a maximum borrowing limit of $75 million (the "TLFC IV Revolving Credit Facility") with a national banking institution. On June 30, 1997, the credit limit was raised $85 million and the expiration of the facility was extended from June 30, 1997 to July 31, 1997. On July 25, 1997, the credit limit was raised to $125 million through December 31, 1997. TLFC IV pays interest on the revolving borrowings at a rate equal to LIBOR plus .75 percent. TLFC IV may, at its option, convert the revolving loans to a term loan with a maturity determined by the cash flows of the leases held at the conversion date and at a rate of interest equal to LIBOR plus 1 percent. Upon conversion of a term loan, TLFC IV would be required to execute an interest rate hedge to fix the rate on this borrowing. As of November 7, 1997 outstanding loans under the TLFC IV revolving credit facility were $109 million and unused borrowing capacity was $16 million.

     The Company believes that, in light of the sales transaction with GECC in the second quarter of fiscal 1998, the Company's current revolving credit facilitates and principal payments on leases will provide adequate capital resources and liquidity for the Company to fund its operations and debt maturities, but there can be no assurances that this will continue to be the case or that the sale transaction will be completed as anticipated.

      On November 16, 1994, the Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its common stock. As of September 30, 1997, a total of 782,745 shares have been repurchased at a total cost of $2,394 under this program.

      The Company has entered into a five-year lease commitment in order to consolidate the location of its headquarters with certain of its operating subsidiaries. The lease commencing on October 1, 1997, is expected to improve the streamlining and coordination of certain of the Company's operations.

      On August 5, 1997, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $.03 per share. The dividend was paid on August 26, 1997 to holders of record as of August 15, 1997.

      On May 1, 1997, at a special meeting of the shareholders of the Company, the shareholders approved the Company's 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the granting of stock options with respect to one million shares of the Company's common stock to directors and key employees of the Company.

Cautionary Statement For Purposes Of The "Safe Harbor' Provisions Of The Private Litigation Reform Act Of 1995

     Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements made under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements regarding the anticipated closing of sale transaction with GECC.

      The Company wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-Q, the following important factors, among others, sometimes have affected and in the future could affect, the Company's actual results and could cause the Company's actual results during the remainder of fiscal 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

      Interest Rate Risk

      The Company's leases are at fixed rates but its warehouse lines, which represent a significant portion of its borrowings, bear interest at floating rates. Consequently, if interest rates were to increase, earnings would be adversely affected with increases in earnings realized by the effect of interest rate swaps entered into by the Company. In addition, the Company's ability to increase its yield on new receivables would be limited by competitive and economic factors.

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

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K.

      (a)    List of Exhibits Filed with Form 10-Q

           10.36    Severance   Agreement,   dated  August  27,  1997,   between
                    the Registrant, General Electric Capital Corporation, and Larry S. Grossman.

            10.37   Severance  Agreement,  dated  August 27,  1997,  between the
                    Registrant,   General  Electric  Capital  Corporation,   and
                    Michael J. Heyman.

      (b)    Reports on Form 8-K

            During the first quarter of fiscal 1998, the Company filed one current report on Form 8-K dated September 10, 1997, containing no financial statements but describing, under Item 5, the agreement to sell substantially all of its assets to General Electric Capital Corporation and included a copy of the related press release as an exhibit under Item 7.

                                        SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANS LEASING INTERNATIONAL, INC.
                                  (Registrant)

            DATE: November 12,1997  /s/LARRY S. GROSSMAN
                                    Larry S. Grossman
                                    Chief Executive Officer,
                                    Chairman of the Board of Directors


            DATE: November 12,1997  /s/MICHAEL J. HEYMAN
                                    Michael J. Heyman
                                    President & Chief Operating Officer


            DATE: November 12,1997  /s/JOSEPH RABITO
                                  Joseph Rabito
                                    Executive Vice President, Operations


            DATE: November 12,1997  /s/STEPHEN J. HUPP
                                    Stephen J. Hupp
                                    Vice President, Finance
                                    (Principal    Accounting   and   Financial
                                    Officer)

                                      Exhibit Index


Exhibit No.       Description of Exhibit                             Page No.

10.36             Severance Agreement, dated August 27, 1997,
                  between the Registrant, General Electric Capital
                  Corporation, and Larry S. Grossman.                    16

10.37             Severance Agreement, dated August 27, 1997,
                  between the Registrant, General Electric Capital
                  Corporation, and Michael J. Heyman.                    24